Form 10-Q
period 2022-09-30
Hempacco Co., Inc.
filed 2022-11-15
CIK 1892480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

☐ Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from ________ to ________

Commission file number 001-41487

(Exact name of registrant as specified in its charter)

HEMPACCO CO., INC.
Exact name of registrant as specified in its charter

Nevada	83-4231457
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9925 Airway Road, San Diego, CA 92154

(Address of principal executive offices and zip code)

 (619) 779-0715

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HPCO	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐     No ☒

As of November 11, 2022, the registrant had 23,373,213 shares of common stock outstanding.

HEMPACCO CO., INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEMPACCO CO., INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	30-Sep-22	31-Dec-21

ASSETS
Current assets:
Cash and cash equivalents	$2,973,686	$933,469
Trade receivables, net	303,771	144,246
Trade receivables, related parties	153,778	137,297
Loans receivable, related parties	61,345	-
Inventories	798,508	198,936
Deposits and prepayments	906,503	703,690
Total current assets	5,197,591	2,117,638

Property and equipment
Leasehold Improvements	12,431	12,431
Furniture, Fixtures and Equipment	8,656,979	5,147,693
Accumulated Depreciation	(230,319)	(161,353)
Total property and equipment	8,439,091	4,998,771

Other Assets
ROU operating leases less accumulated amortization	377,479	454,114
Other intangible assets - net of amortization	649,899	-
Total other assets	1,027,378	454,114

Total assets	$14,664,060	$7,570,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$250,839	$97,800
Accounts payable, related parties	75,747	162,405
Accrued interest on notes	15,751	9,416
Short term promissory notes payable, related parties	50,000	-
Convertible promissory notes payable	125,000	175,000
Equipment loans	-	1,482,681
Loans payable, related parties	566	9,600
Customer prepaid invoices and deposits	1,013,127	2,128,393
ROU operating lease liability, short term portion	107,845	102,969
Total current liabilities	1,638,875	4,168,264

Long term liabilities:
Long-term debt	158,328	168,328
ROU straight-line rent liability	16,668	15,126
Operating lease ROU liability	269,634	351,145
Total long-term liabilities	444,630	534,599
Contingencies and commitments	-	-
Total liabilities	2,083,505	4,702,863

Stockholders’ equity:
Preferred stock, $.001 par value; 50,000,000 shares authorized; 10,000,000 shares designated as Series A Preferred Stock and 0 issued and outstanding	-	-
Series A Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 23,373,213 and 19,695,532 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	23,373	19,696
Additional paid in capital	18,054,685	6,321,428
Accumulated deficit	(5,490,216)	(3,459,214)
Total stockholders’ equity	12,587,842	2,881,910
Non-controlling interests	(7,287)	(14,250)
Total equity attributable to Hempacco Co., Inc.	12,580,555	2,867,660

Total liabilities and stockholders’ equity	$14,664,060	$7,570,523

The accompanying notes are an integral part of these condensed consolidated financial statements

HEMPACCO CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Product sales	$561,818	$218,166	$3,373,380	$542,728
Product sales - related parties	16,940	95,517	22,940	95,517
Manufacturing service	6,653	63,538	33,248	224,812
Kiosk Revenues	6,824	-	8,890	-
Consulting services - related parties	-	-	-	47,950
Total revenues	592,235	377,221	3,438,458	911,007

Cost of sales	598,627	297,178	2,795,661	613,784
Gross profit from operations	(6,392)	80,043	642,797	297,223

General and administrative	791,562	224,926	1,758,561	736,811
General and administrative, related parties	45,000	193,973	195,000	403,973
Sales and marketing	200,976	60,538	685,086	96,638
Research and development	-	-	-	-
Total operating expenses	1,037,538	479,437	2,638,647	1,237,422

Operating loss	(1,043,930)	(399,394)	(1,995,850)	(940,199)

Other income (expense):
Interest expense, net	(3,684)	(3,513)	(13,080)	(206,145)
Other expense, net	(1,859)	(335)	(15,109)	(50,359)
Income before income taxes	(1,049,473)	(403,242)	(2,024,039)	(1,196,703)

Provision for income taxes	-	-	-	-

Net loss	$(1,049,473)	$(403,242)	$(2,024,039)	$(1,196,703)

Net loss attributable to non-controlling interests	617	-	2,200	-
Net loss attributable to Hempacco Co., Inc.	(1,048,856)	(403,242)	(2,021,839)	(1,196,703)
Dividends issued to preferred stockholders	-	-	-	757,479
Net loss attributable to common shareholders	(1,048,856)	(403,242)	(2,021,839)	(1,954,182)

Basic and dilutive earnings per share:	$(0.05)	$(0.02)	$(0.10)	$(0.14)

Shares used in calculation of earnings per share:	21,689,509	18,395,532	20,421,159	14,399,457

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements

HEMPACCO CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of shares of preference shares	Preference shares par value	Number of shares of common shares	Common Shares par value	Additional paid-in capital	Accumulated deficit	Non- controlling interests	Stockholders' deficit
For the three months ended September 30, 2022
Balance as of June 30, 2022	-	$-	19,960,124	$19,960	$7,154,605	$(4,432,197)	$(15,833)	$2,726,535
Acquisition of machinery and trademarks	-	-	2,000,000	2,000	3,998,000	-	-	4,000,000
Conversion of accounts payable to common stock	-	-	50,000	50	99,950	-	-	100,000
JV partner capital contribution to joint venture	-	-	-	-	52,000	-	-	52,000
IPO common shares issuance	-	-	1,000,000	1,000	5,999,000	-	-	6,000,000
IPO capital raise expense	-	-	-	-	(531,188)	-	-	(531,188)
Boustead cashless warrant conversion	-	-	54,928	55	(55)	-	-	-
Titan General Agency Ltd. debt repayment	-	-	266,667	267	1,182,414	-	-	1,182,681
North Equities USA Ltd. - marketing services	-	-	41,494	41	99,959	-	-	100,000
Equity attributable to non-controlling interests	-	-	-	-	-	(9,163)	9,163	-
Net loss attributable to non-controlling interests	-	-	-	-	-	617	(617)	-
Net loss for three months ended September 30, 2022	-	-	-	-	-	(1,049,473)	-	(1,049,473)
Balance as of September 30, 2022	-	$-	23,373,213	$23,373	$18,054,685	$(5,490,216)	$(7,287)	$12,580,555

For the nine months ended September 30, 2022
Balance as of December 31, 2021	-	$-	19,695,532	$19,696	$6,321,428	$(3,459,214)	$(14,250)	$2,867,660
Warrant valuation expense	-	-	-	-	437,375	-	-	437,375
Pre-IPO 2 capital raise	-	-	208,000	208	415,792	-	-	416,000
Pre-IPO 2 capital raise expenses	-	-	-	-	(76,525)	-	-	(76,525)
Convertible note converted to common stock	-	-	56,592	56	56,535	-	-	56,591
Acquisition of machinery and trademarks	-	-	2,000,000	2,000	3,998,000	-	-	4,000,000
Conversion of accounts payable to common stock	-	-	50,000	50	99,950	-	-	100,000
JV partner capital contribution to joint venture	-	-	-	-	52,000	-	-	52,000
IPO common shares issuance	-	-	1,000,000	1,000	5,999,000	-	-	6,000,000
IPO capital raise expense	-	-	-	-	(531,188)	-	-	(531,188)
Boustead cashless warrant conversion	-	-	54,928	55	(55)	-	-	-
Titan General Agency Ltd. debt repayment	-	-	266,667	267	1,182,414	-	-	1,182,681
North Equities USA Ltd. - marketing services	-	-	41,494	41	99,959	-	-	100,000
Equity attributable to non-controlling interests	-	-	-	-	-	(9,163)	9,163	-
Net loss attributable to non-controlling interests	-	-	-	-	-	2,200	(2,200)	-
Net loss for nine months ended September 30, 2022	-	-	-	-	-	(2,024,039)	-	(2,024,039)
Balance as of September 30, 2022	-	$-	23,373,213	$23,373	$18,054,685	$(5,490,216)	$(7,287)	$12,580,555

For the three months ended September 30, 2021
Balance as of June 30, 2021	-	$-	18,395,531	$183,955	$4,951,286	$(2,431,910)	$-	$2,703,331
Conversion of preference shares	-	-	-	(165,559)	165,559	-	-	-
Net loss for three months ended September 30, 2021	-	-	-	-	-	(367,582)	-	(367,582)
Balance as of September 30, 2021	-	$-	18,395,531	$18,396	$5,116,845	(2,799,492)	$-	$2,335,749

For the nine months ended September 30, 2021
Balance as of December 31, 2020	8,000,000	$3,638,357	8,478,000	$84,780	$102,220	$(1,602,789)	$-	$2,222,568
Promissory note investors	-	-	535,052	5,350	529,703	-	-	535,053
Related party accounts payable converted to common stock	-	-	525,000	5,250	519,750	-	-	525,000
Preference share dividend issued	757,479	-	-	-	(757,479)	-	-	(757,479)
Creation of related party warrant discounts	-	-	-	-	149,831	-	-	149,831
Service expenses paid with shares	-	-	100,000	1,00099,000	-	-	-	100,000
Conversion of preference shares	(8,757,479)	(3,638,357)	8,757,479	87,575	4,308,262	-	-	757,479
Reduction of par value of common stock	-	-	-	(165,559)	165,559	-	-	-
Net loss for nine months ended September 30, 2021	-	-	-	-	-	(1,196,703)	-	(1,196,703)
Balance as of September 30, 2021	-	$-	18,395,531	$18,396	$5,116,845	$(2,799,492)	$-	$2,335,749

The accompanying notes are an integral part of these condensed consolidated financial statements

HEMPACCO CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,024,039)	$(1,196,703)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	171,098	73,032
Non-cash warrant valuation expense	437,375	180,296
Stock based compensation for services	100,000	100,000
Gain / loss) on disposal of assets	10,690	-
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(159,525)	(221,071)
Related party receivables	(16,481)	-
Prepaid expenses	(202,813)	2,576
Inventories	(599,572)	(78,027)
Accounts payable	253,039	38,260
Accounts payable - related parties	(86,658)	186,317
Accrued liabilities	14,468	30,173
Deferred revenues	(1,115,266)	(81,096)
Net cash used	(3,217,684)	(966,243)
Cash flows from investing activities:
Purchases of property, plant and equipment	(169,398)	(17,289)
Franchise fees and licenses related to joint venture	(152,609)
Proceeds from disposal of equipment	40,000	-
Net cash provided by (used in) investing activities	(282,007)	(17,289)
Cash flows from financing activities:
Equipment loan repayment	(300,000)	-
Long Term Loan Repayment	-	83,328
Advances from / (repayments to) related parties	(70,379)	294,558
Proceeds from short-term promissory note, related parties	50,000	650,000
Proceeds from the sale of common stock	6,468,000	-
Offering costs paid in connection with sale of common stock	(607,713)	-
Net cash (used in) provided by financing activities	5,539,908	1,027,886
Increase in cash and cash equivalents	2,040,217	44,354
Cash and cash equivalents at beginning of period	933,469	500
Cash and cash equivalents at end of period	$2,973,686	$44,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$3,635	$334

NON-CASH INVESTING AND FINANCING ACTIVITIES:		-
Conversion of convertible notes payable and accrued interest to common stock	56,592	535,054
Conversion of convertible preference shares and accrued dividend with common shares	-	8,757,479
Payment for marketing services with common stock	100,000
Conversion of accounts payable to common stock	100,000
Payment of equipment loan with common shares	1,182,681	-
Payment for equipment and intangible assets with common stock	4,000,000
Payment of related party accrued management fees and rent with common shares		525,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to the Condensed Consolidated Financial Statements

 September 30, 2022 and 2021

 (UNAUDITED)

NOTE 1 – ORGANIZATION, BUSINESS AND LIQUIDITY

Organization and Operations

Finally, in connection with the effectiveness of the Registration Statement and the appointment of Miki Stephens as a member of the Board of Directors, effective August 29, 2022, the Company entered an independent director agreement (the “Independent Director Agreement”) with Ms. Stephens, pursuant to which Ms. Stephens would serve as director of the Company until removal or resignation, and with compensation terms reserved for future determination by the Company and Ms. Stephens.

Hempacco manufactures and distributes hemp smokables both under its own name and white label products for clients. The Company also owns high-tech CBD vending kiosks that it plans to place in retail venues throughout the US, in conjunction with a number of joint venture partners.

These financial statements are those of Hempacco and its subsidiaries.

During 2021, The Company entered into the following Joint Ventures:

a)

On or about March 10, 2021, the Company entered into a joint venture partnership agreement with VZ Ventures and BX2SD Hospitality, LLC for the sale and marketing of a proprietary brand of smokables containing the D8 infused variety of hemp. Cali Vibes D8, LLC was formed as the entity’s business vehicle which is 50% owned by the Company. The Company will manage the business operations and accounting, as well as manufacturing the product.

b)

On or about June 22, 2021, the Company’s parent company, GGII, entered into a joint venture agreement with Hemp Hop Global, LLC, a Florida based company in the hip hop talent management business and the sale and distribution of branded snack food products. Hemp Hop Global is managed by Rick Ross, an American Rapper and record executive and his business partner James Lindsay. Hempacco will produce a range of smokable products under the Hemp Hop brand, and Hemp Hop Smokables, LLC was formed as the business entity, of which GGII owns 50%.

On December 14, 2021, GGII assigned all of the membership and other equity and ownership interests in Hemp Hop Smokables LLC to Hempacco., Co., Inc. The business launched on or about May 25, 2022.

During the nine-months ended September 30, 2022, the Company entered into the following Joint Ventures and other significant agreements.

Hempacco Co., Inc. the (“Company” or “Hempacco”) was formed on April 1, 2019, as a Nevada Corporation.

On April 23, 2021 the Company filed a second amendment to its Articles of Incorporation changing the name of the company from The Hempacco Co., Inc. to Hempacco Co., Inc.

The Company merged with, and became a subsidiary of, Green Globe International, Inc. (“GGII”) on May 21, 2021.

On August 29, 2022, the Company entered into an underwriting agreement with Boustead Securities, LLC, as representative (the “Representative”) of the underwriters (the “Underwriters”) in connection with the initial public offering of the Company (the “IPO”). The Underwriting Agreement provides for the offer and sale of 1,000,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at a price to the public of $6.00 per share (the “Offering”). In connection therewith, the Company agreed to issue 70,000 warrants to purchase shares of Common Stock, exercisable from September 1, 2022, through August 29, 2027, and initially exercisable at $9.00 per share subject to adjustment as provided therein (the “Representative’s Warrants”). The Company also granted the Underwriters an option for a period of 45 days to purchase up to an additional 150,000 shares of Common Stock. The Offering is being made pursuant to a Registration Statement on Form S-1 (File No. 333-263805) (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission on August 29, 2022.

The Underwriting Agreement includes customary representations, warranties and covenants by the Company. It also provides that the Company will indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or contribute to payments the Underwriter may be required to make because of any of those liabilities.

On September 1, 2022, the Offering was completed. At the closing, the Company (i) sold 1,000,000 shares of Common Stock for total gross proceeds of $6,000,000, and (ii) issued the Representative’s Warrants. After deducting the underwriting commission and expenses, the Company received net proceeds of $5,468,812.

On or about January 20, 2022, the Company entered into employment agreements with Sandro Piancone, Hempacco’s CEO, Neville Pearson, the Company’s CFO, and Jorge Olson, the Company’s CMO. These agreements supersede and replace the Company’s consulting agreements with Mr. Piancone’s entity, Strategic Global Partners, Inc., and Mr. Olson’s entity, Cube17, Inc. They key terms of Mr. Piancone’s and Mr. Olsen’s employment provide for a base salary of $10,000 per month each, with the potential to earn a performance-based bonus of up to 110% of the annual base salary. Mr. Piancone and Mr. Olsen will also be eligible to participate in any stock or option-based incentive plans that the board of directors may approve in the future. The initial employment period is for three years, with a one-year option to extend being available to the Company. Mr. Pearson’s employment agreement with Green Globe International, Inc. remains in place.

On or about January 1, 2022, the Company entered into a joint venture agreement with Cheech and Chong’s Cannabis Company, a Nevada corporation (“CCCC”), to form a joint venture entity in Nevada, which entity will market and sell Cheech & Chong-branded hemp smokable products. Pursuant to the agreement, the joint venture entity will be owned 50% by each of us and CCCC, we are required to fund $10,000 to the joint venture entity. As of the date of publication of these financial statements this contribution had not been made, however Hempacco has been producing product inventory at its own expense prior to the official launch of the product in July 2022.

The joint venture agreement rokersls for the Company to manufacture joint venture product and provide accounting, inventory management, staff training, and trade show and marketing services for the joint venture entity, and CCCC is required to provide online marketing and promotion, design and branding, brand management and development, trademark receipt, and sales and distribution services. CCCC is also required to ensure that Cheech Marin and Tommy Chong attend and make appearances at joint venture entity events. As an incentive to enter into this joint venture, CCCC was awarded 100,000,000 Green Globe International warrants with a Black-Scholes valuation of $0.0031 per share for a total valuation of $309,990 on the issue date. This theoretical value was expensed within general and administrative expense on the statement of operations.

On or about January 19, 2022, the Company entered into a joint venture agreement with Stick-It Labs Ltd. (“Stick-It”), an Israeli corporation that manufactures cannabinoid sticks, to develop and sell hemp smokables products in the United States and Mexico utilizing each of the parties’ respective expertise. Pursuant to the original agreement, the Company was required to fund $750,000 to the joint venture entity, Stick-It USA, Inc. (“StickIt USA), a Delaware corporation. On September 7, 2022, the agreement was amended to reduce the initial capital contribution to $250,000. On September 12, 2022, the Company funded $250,000 to StickIt USA, for such funding will receive preferred shares entitling the Company to 75% of distributable profits of the joint venture entity until the Company has been repaid $250,000, after which the preferred shares will convert into 250,000 shares of common stock of StickIt USA, which will then constitute 50% ownership of StickIt USA, with the other 250,000 shares of StickIt USA common stock then owned by StickIt.

The agreement grants the right to Stick-It to purchase 100,000,000 five-year warrants of Green Globe International, Inc. common stock at an exercise price of $0.01 per share. The warrants are issuable in three tranches, the first 25,000,000 on signing the JV agreement, the second 25,000,000 when StickIt USA achieves annual sales revenue in excess of $5,000,000, and the third tranche will be issued upon StickIt USA achieving annual sales revenue in excess of $10,000,000. The first tranche of 25,000,000 Green Globe International warrants were valued by the Black-Scholes method at $0.0051 per share for a total capitalized value of $127,385. This amount was also expensed within general and administrative expense on the statement of operations.

Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the normal course of business for the foreseeable future.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 have been prepared by us in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report for the fiscal year ended December 31, 2021.

Principles of Consolidation

The financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Joint Venture entities where the company owns at least 51% and controls the accounting and administration of the entities will be accounted for under ASC 810-10 which will allow full consolidation of the assets and liabilities into the Company’s balance sheet, with non-controlling interests being calculated and disclosed in the balance sheet and operating statement of the Company. Joint Venture entities where the company owns less than 51% are evaluated for treatment as variable interest entities. The Company may provide accounting and administration for these entities, may have board of director control, and may provide majority of funding for these entities. Any entities not falling within this criterion will be accounted for under ASC 323-30. These condensed consolidated interim financial statements include the operating results and the assets of the two currently operating, joint venture entities from the four that have been deemed variable interest entities for the period ended September 30, 2022. The non-controlling interests of these ventures have been disclosed on the consolidated balance sheet and income statement.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Revenue Concentration

Sales to one of the Company’s customers made up approximately 81.5% and 81.3% of our revenues for the three and nine months ended September 30, 2022, and the balance receivable from this customer at September 30, 2022 represents approximately 46.5% of the total accounts receivable balances of $469,730 as of that date. We do not have a binding purchase agreement with this customer, and the loss of this customer would have an impact on our operations and cash flows.

Basic and Diluted Net Loss per Common Share

Pursuant to ASC 260, “Earnings Per Share,” basic net income and net loss per share are computed by dividing the net income and net loss by the weighted average number of common shares outstanding. Diluted net income and net loss per share is the same as basic net income and net loss per share when their inclusion would have an anti-dilutive effect due to our continuing net losses.

For the nine months ended September 30, 2022 and 2021 the following outstanding dilutive securities were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30	September 30
	2022	2021
	(Shares)	(Shares)
Promissory Notes convertible to shares	125,000	175,000
TOTAL	125,000	175,000

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

•	Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs.
•	Level 2—Significant other observable inputs that can be corroborated by observable market data; and
•	Level 3—Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash, accounts receivable, accounts receivable – related parties, inventory, deposits and prepayments, accounts payable and accrued liabilities, accounts payable – related parties, customer pre-paid invoices & deposits, other short-term liabilities – equipment loan, operating lease – right of use liability – short term portion approximate fair value because of the short-term nature of these items.

Advertising and Marketing Costs

Costs associated with advertising and marketing promotions are expensed as incurred. Advertising and marketing expense were $685,086 and $96,638 for the nine months ended September 30, 2022 and 2021, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company generally earns its revenue by supplying goods or providing services under contracts with its customers in two primary revenue streams: manufacturing and commercial product supply and white label development services. The Company measures the revenue from customers based on the consideration specified in its contracts, or the value of the amount invoiced should the initial order be a basic purchase order or emailed order.

The Company recognizes revenue from customers when control of the goods or services are transferred to the customer, generally when products are shipped, at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods.

Per Company policy, any product that doesn’t meet the customer’s expectations can be returned within the first 30 days of delivery in exchange for another product or for a full refund. Any product sold through a distributor or retailer must be returned to the original purchase location for any return or exchange. For the nine months ended September 30, 2022 and 2021, the Company has not recorded any reserves on revenue.

The majority of the Company’s revenue is derived from sales of branded products to consumers via our direct-to-consumer (DTC) ecommerce website, distributors, and retail and wholesale “white label” business-to-business (B2B) customers.

For larger orders, the Company requires the customer to make a deposit equal to 50% of the invoice or order total which is recorded as customer prepaid invoices and deferred revenue on the balance sheet. When the product is shipped the customer deposit is recorded into revenue. The Company recorded $388,752 and $1,505,018 in customer pre-paid invoices and deposits for goods ordered but not delivered, as of September 30, 2022 and December 31, 2021, respectively. These numbers do not include the $623,375 referenced in the ensuing paragraph.

In 2019, the Company entered into an arrangement with a customer whereby the Company was provided with product from the customer for the Company’s and the customer’s use. Under the arrangement, 50% of the product provided by the customer was to compensate the Company for their services for processing and packaging the customers remaining 50% share. The transaction was recorded at the fair market value of the inventory received, which was similar to the cost of the services to which were to be provided with an increase of $623,375 to inventory and customer deposits. As of September 30, 2022 and December 31, 2021, the customer deposit liability of $623,375 remained. The Company will defer revenue on customer deposits and record as revenue once product is delivered.

Non-Controlling Interests

The Company accounts for the non-controlling interests in its subsidiaries and joint ventures in accordance with U.S. GAAP and ASC 805-20.

The Company has chosen to record the minority interests (NCI’s) in the equity section of the balance sheet, and on the income statement, the profit or loss attributable to the minority interests will be reported as a separate non-operating line item.

The Company measures its NCI’s using the percentage of ownership interest held by the respective NCI’s during the accounting period. As of September 30, 2022 and December 31, 2021, the Company reported a minority interest in its accumulated losses and its net assets of $7,287 and $14,250, respectively.

In December 2021, the Company issued 1,300,000 common shares at $1.00 per share to the public in a pre-IPO offering managed by Boustead Investments, LLC. Net proceeds of $1,057,565 were received by the Company after all commission and expenses. On or about April 7, 2022, the Company sold a further 208,000 shares of Hempacco common stock at $2.00/share to nine investors, eight of which were third parties. The Company received gross proceeds of $416,000, and net proceeds of $339,267 after payment of commissions and expenses to the Company’s registered broker and the payment of expenses associated with the private offering and the Public Offering.

On September 1, 2022 the Company sold 1,000,000 shares of Hempacco common stock at $6.00 per share to our underwriters pursuant to the IPO and the underwriting agreement with Boustead Securities, LLC. After deducting the underwriting commission and expenses, the Company received net proceeds of $5,484,015.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We adopted the new standard effective January 1, 2021 and do not expect the adoption of this guidance to have a material impact on our financial statements.

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2021.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

As of September 30, 2022 and December 31, 2021, accounts receivable consisted of the following:

	September 30	December 31
	2022	2021

Accounts receivable	$306,288	$144,246
Accounts receivable – related parties*	153,778	137,297
Allowance for doubtful accounts	(2,517)	-
Total accounts receivable	$457,549	$281,543

*

Includes $134,534 and $132,147 as of September 30, 2022 and December 31, 2021 respectively, due from UST Mexico, Inc. for Hemp products (72%) and manufacturing services (28%). See Note 11 for additional information on related party transactions related to receivables.

NOTE 4 – INVENTORY

As of September 30, 2022 and December 31, 2021, inventory, which consists primarily of the Company’s raw materials, finished products and packaging is stated at the following amounts:

	September 30	December 31
	2022	2021

Finished goods	$261,236	$41,088
Raw materials (Net of obsolescence allowance)	537,272	157,848
Total inventory at cost less obsolescence allowance	$798,508	$198,936

The Company identified a potential for obsolescence in particular raw materials and provided an allowance for this risk in full in the year ended December 31, 2020. As of September 30, 2022 and December 31, 2021, this allowance remains unchanged. This obsolescence allowance is continually re-evaluated and adjusted as necessary.

NOTE 5 – PROPERTY AND EQUIPMENT

See Note 11 for further information concerning the acquisition of kiosks.

As of September 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	September 30	December 31
	2022	2021

Production equipment	$5,025,700	$1,461,586
Leasehold improvements	12,431	12,431
Kiosks plus improvements	3,631,279	3,686,107
Less accumulated depreciation	(230,319)	(161,353)
Total property and equipment	$8,439,091	$4,998,771

Depreciation expense totaled $171,098 and $73,032 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 6 – OPERATING LEASES – RIGHT OF USE ASSETS

The Company entered into a 60-month lease to lease approximately 6,300 square feet of manufacturing, storage and office space on January 1, 2020 for a period of 6 years with a related party, an entity controlled by the Company’s CEO. Approximately 1,800 sf (28.5%) is used as a manufacturing facility with the balance used as corporate offices and storage. There was no security deposit paid, and the lease carries no optional extension periods. The term of the lease is for six years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 6.232% within the calculation.

Base monthly rent commenced at $10,000 per month, with subsequent defined annual increases. All operating expenses are born by the lessee. Amounts payable to the related party for rent as of September 30, 2022 and December 31, 2021 were $9 and $0 respectively. On September 30, 2022 and December 31, 2021, the amounts of $16,752 and $14,764 respectively, of prepaid rent were included in the deposits and prepayments account.

Lease expense, on the straight-line basis was $97,020 during the nine months ended September 30, 2022 and 2021.

NOTE 7 – OTHER SHORT-TERM LIABILITIES – EQUIPMENT LOAN

On December 11, 2019, The Company entered into a short-term loan for equipment to use in its production. The terms of the loan were, $1,500,000 over 18 months with zero interest, which necessitated the calculation of an imputed discount of $109,627, which was being amortized over 18 months. During the year ended December 31, 2021, the Company amortized the remaining discount of $30,465 to interest expense.

The loan is secured by the equipment, and the lender recently agreed to repayments of $50,000 per month, interest free, which would take approximately thirty months to retire the loan, assuming no additional paydowns were made by supplying smokable products. As of September 30, 2022 and December 31, 2021, the principal balance of the loan was $1,432,681 and $1,482,681, respectively. On January 6, 2022 the first payment of $50,000 was made to Titan Agency Management. The Company was granted forbearance with respect to further loan payments until the Company’s planned IPO was funded.

On September 6, 2022, a settlement agreement and mutual release was signed by the Company and the Titan Agency Management providing for the full repayment of the outstanding loan balance with a cash payment of $250,000 and the issuance of 266,667 restricted shares of Hempacco common stock.

NOTE 8 – CONVERTIBLE NOTES

During the year ended December 31, 2021, the Company issued twelve convertible promissory notes totaling $650,000 and warrants to purchase up to 750,000 shares of Hempacco common stock at $1.00 per share were issued to two related party members of the Board of Directors. Subsequently, as a result of the merger and share exchange agreement of May 21, 2021 between Hempacco and Green Globe International, Inc. these warrants were cancelled and replaced on November 9, 2021 with equivalent warrants to purchase Green Globe common shares. See Note 9 below for additional details.

Individual note holders converted $511,500 in principle and $23,552 in accrued interest into 535,052 shares of Hempacco common stock. On May 21, 2021, these shares were exchanged for 2,236,213,775 of GGII’s common shares.

During May and June 2021, the Company entered into financing arrangements to provide working capital. The Company received proceeds of $175,000 from three private investors. The promissory notes carried interest at the rate of between 8% and 12% and mature between May 4, 2022 and October 23, 2022. The Notes automatically convert at 75% of the 30-day average bid price of the obligor common stock (or the public company common stock as the case may be), with the exception of the $50,000 Taverna 12% Note which converts at $1.00 per share or the current market price of Hempacco stock. The Notes cannot be converted prior to maturity. The Taverna note matured on May 4, 2022, and was converted, along with accrued interest, into 56,592 shares of Hempacco common stock on June 7, 2022.

On or about March 18, 2022 the Company issued a promissory note to a related party for $50,000. The note carries an interest rate of 8% and matures on June 18, 2022. The note is secured by 50,000 common shares of the Company. On June 18, 2022, the Company and the investor signed Amendment No. 1 to the promissory note extending the maturity date to September 18, 2022. Subsequently an Amendment No.2 was executed which extends the maturity date to December 18, 2022.

NOTE 9 – WARRANTS

The 750,000 Hempacco warrants issued to Jerry Halamuda and Dr. Stuart Titus in February 2021 were effectively cancelled on May 21, 2021, as a result of the merger and share exchange between Hempacco and Green Globe International, Inc. but not re-issued by Green Globe International, Inc. until November 11, 2021. The total number of replacement warrants issued was 27,173,925 at a strike price of $.027600 which is the equivalent of 750,000 warrants exercisable at $1.00 each.

A Black-Scholes valuation discount of $149,831 was initially recorded. The discount was expensed as interest in the three months ended March 31, 2021. No further expense was incurred as a result of the modifications of the warrants to GGII warrants. The valuation discount represents the fair market value as derived by using the Black-Scholes formula, which produced an initial valuation of the Hempacco warrants of $0.4986 per share. The Black-Scholes formula applied to the GGII warrants on June 9, 2021 produced a valuation of $.0138 per share.

The Black-Scholes model uses the following variables to calculate the value of an option or warrant:

Description		Input Range
(a)	Price of the Issuer's Security	$1.00-$2.00
(b)	Exercise (strike) price of Security	$0.75-$1.50
(c)	Time to Maturity in years	3 to 5 years
(d)	Annual Risk-Free Rate	1-year T-Bill
(e)	Annualized Volatility (Beta)	59%-493%

On August 11, 2021, The Company signed an agreement with Boustead Securities, LLC (the “Representative”), which was amended on or about March 18, 2022, effective as of August 11, 2021, with respect to a number of proposed financing transactions, including the initial public offering (“IPO”) of the Company’s common stock for which a listing on NASDAQ has been applied for, the private placement of Hempacco securities prior to the IPO (“pre-IPO Financings”), and other financings separate from the IPO or the pre-IPO Financings (each such other financing an “Other Financing”). See Note 12 below for further details.

In addition to the other compensation delineated in the agreement, The Company agreed to issue and sell to the Representative (and/or its designees) on the closing date of an IPO or Other Financing as applicable, five-year warrants to purchase shares of the Company’s common stock equal to 7% of the gross offering amount, at an initial exercise price of 150% of the offering price per share in the IPO, or 100% of the offering price in an Other Financing.

On November 23, 2021, The Company entered into a Broker Representation Agreement with a Third Party, whereby Broker would receive a commission of 10% on any Net sales brought to the Company by their efforts or introductions. In particular, as a bonus for introducing a major client, Broker shall be granted 100,000,000 warrants to purchase common stock of Green Globe International, Inc. exercisable at $0.01 each for a period of three years.

The Black-Scholes valuation of the 100,000,000 warrants as of the contract date is $0.0018 per share for a total valuation of $178,317 which has been recorded as a one-time charge to the income statement in the fourth quarter of 2021 due to there being no future performance obligations arising from this warrant award.

NOTE 10 – OTHER LOANS PAYABLE

On June 15, 2020, Hempacco entered into a loan agreement with a third party whereby the Company received $85,000. The terms of the loan were for one year, with 0% interest. On January 15, 2021, the lender advanced a further $83,328 on the same terms. In December 2021 a letter agreement and loan extension were signed by the lender in which it was confirmed that the new maturity date of the loan would be August 15, 2023. The lender also confirmed that $41,000 of the original loan principal had not yet been extended. As of September 30, 2022 and December 31, 2021, the balance outstanding was $168,328 and $168,328 respectively. The lender, also a customer, advanced a deposit of $40,000 for the purchase of 10 vending kiosks which were delivered in February 2022.

NOTE 11 – RELATED PARTY TRANSACTIONS

With the exception of kiosks that are used for marketing and demonstration purposes, no depreciation expense is charged until the kiosks are placed in service. As of September 30, 2022, we have placed three kiosks from our remaining inventory of 590 kiosks. Ten kiosks were sold to a buyer in February 2022.

In May 2021, Cube17, Inc., a related party sales and marketing consulting company, converted all outstanding consulting fees earned since the inception of the Company in the amount of $185,000 for 185,000 shares of Hempacco common stock, for $1 per share. On May 21, 2021, these shares were exchanged for 707,113,562 common shares of Green Globe International, Inc. Consulting expenses of $30,000 and $30,000 were recorded for the three months ended March 31, 2022 and 2021. Consulting fee balances payable were $74,000 and $63,404 as of March 31, 2022, and December 31, 2021. In addition, Cube17, Inc., as a founder of the Company, converted its 400,000 founders shares into 1,528,997,476 common shares of Green Globe International, Inc. on May 21, 2021.

In May 2021, Primus Logistics was issued 170,000 common shares of Hempacco as compensation for $170,000 of accrued and unpaid rent owed at that time by from its inception. On May 21, 2021, these shares were exchanged for 649,780,985 common shares of the Company. The Company’s CEO, Sandro Piancone, is the 90% owner of Primus Logistics which is considered a related party. Rent Expenses are reported in Note 6 above.

As of September 30, 2022 and December 31, 2021, the Company owed Primus Logistics $9 and $0 respectively, for routine business transactions. As of September 30, 2022 and December 31, 2021, Primus Logistics had been paid $17,752 and $14,764 respectively, in advance, for rent. Sandro Piancone is the 90% owner of Primus Logistics.

In May 2021, Strategic Global Partners, Inc. was issued 170,000 Hempacco common shares as compensation for $170,000 worth of consulting services incurred since Hempacco’s inception by the CEO, Sandro Piancone, President and Owner of Strategic Global. On May 21, 2021, these shares were exchanged for 649,780,985 common shares of Green Globe International, Inc. Strategic Global Partners is a related party. Consulting expenses of $60,000 and $60,000 were recorded for the nine months ended September 30, 2022 and 2021 respectively. Unpaid consulting fee balances of $130,000 and $70,000 were outstanding as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company owed $12,181 and $29,000 and was owed $134,534 and $132,147, respectively, by UST Mexico, Inc. (“UST”). The Company sells hemp products to UST and provides manufacturing consulting services. The value of goods and services provided to UST Mexico, Inc was $31,840 and $66,635 for the nine months ended September 30, 2022 and 2021 respectively, and the value of goods and services provided by UST Mexico, Inc. was $147,182 and $135,127 for the nine months ended September 30, 2022 and 2021 respectively. UST Mexico, Inc. is a manufacturer of tobacco cigarettes in Mexico and provides consulting services and parts for the Company’s equipment.

As of September 30, 2022, UST owned 947,200,000 shares of common stock of Green Globe International, Inc., representing 1.75% of the issued and outstanding common stock of the parent company of Hempacco. UST is a related party by virtue of Sandro Piancone’s 25% interest in UST.

Lake Como is owned/controlled by Sandro Piancone. This entity is used primarily as a sales company, and sometimes sells products purchased from Hempacco. The Company had receivables of $150 and $150 due from Lake Como as of September 30, 2022 and December 31, 2021 respectively.

On or about March 1, 2022, the Company entered into a mutual line of credit agreement with its parent company, Green Globe International, Inc. The purpose is to facilitate short-term borrowing needs on an interest free basis, with advances being subject to repayment within 90 days with a maximum of $500,000 allowed to be outstanding within any 90-day period During the nine months ended September 30, 2022, the GGII made and received cash advances of $681,200 and $487,246 respectively. As of September 30, 2022 the balance owed to the Company by GGII was $61,345.

NOTE 12 – STOCKHOLDERS’ EQUITY

Hempacco – Series A Preferred Shares

On May 20, 2021, the Hempacco’s Board of Directors declared and authorized a 6% common share dividend to Series A Preferred Shareholders. Mexico Franchise Opportunities Fund (“MFOF”) received dividends of $757,479 which, together with MFOF’s 8,000,000 preferred shares were converted into 8,757,479 shares of the Company’s common shares.

On May 21, 2021 MFOF exchanged these Hempacco common shares for 33,473,197,809 shares of GGII common shares.

On September 28, 2021, the Company amended its Articles of Incorporation to increase the number of authorized shares of preferred stock to 50,000,000, and changed its par value to $0.001.

The holder of Hempacco’s Series A Preferred Stock is entitled to a dividend of 6% payable in common shares, if and when declared by Hempacco’s Board of Directors. The Series A preferred shares shall not have the right to vote on matters presented to the holders of junior stock.

Common Stock

On May 21, 2021, the Company issued 100,000 shares of common stock to a consultant for services rendered. The shares were paid in exchange for software development and IT services related to Hempacco’s automated CBD kiosks. The Company’s common stock was valued at $100,000 (based upon the contract for services and the agreed upon rates for labor and materials) and was exchanged for 382,224,109 shares of GGII’s common shares.

During the year ended December 31, 2021, Hempacco issued convertible promissory notes totaling $650,000 and warrants to purchase up to 750,000 shares of common stock at $1 per share. On or about November 11, 2021 these Hempacco warrants were converted to GGII warrants. See Note 10 above for further details. On May 21, 2021, individual note holders converted $511,500 in principle and $23,552 in accrued interest into 535,052 shares of Hempacco common stock. On May 21, 2021 these shares were exchanged for approximately 2,045,094,734 of Green Globe International Inc. common shares.

On August 11, 2021, the Company signed an agreement with Boustead Securities, LLC (the “Representative”), which was amended on or about March 18, 2022, effective as of August 11, 2021, with respect to a number of proposed financing transactions, including the initial public offering (“IPO”) of Hempacco’s common stock for which a listing on NASDAQ has been applied for, the private placement of the Company’s securities prior to the IPO (“pre-IPO Financings”), and other financings separate from the IPO or the pre-IPO Financings (each such other financing an “Other Financing”). A commission of 7% of gross offering proceeds is payable to the Representative, as well as a non-accountable expense allowance of 1% of offering proceeds. In addition, the Company will reimburse Boustead for the diligence, legal and road show expenses up to $205,000.

On September 28, 2021, the Company amended its Articles of Incorporation to increase its authorized common shares to 200,000,000, and changed its par value to $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of Hempacco is sought.

On or about December 6, 2021, the Company sold 805,541 shares of Hempacco common stock at $1.00/share to 19 investors, 17 of which were third parties. Neville Pearson, Company CFO, and Dr. Stuart Titus, Company director, purchased 50,000 of the shares for $50,000, and 100,000 of the shares for $100,000, respectively. The Company received gross proceeds of $805,541, and net proceeds of $724,255 after payment of commissions and expenses to the Company’s registered broker and the payment of expenses associated with the private offering and the Public Offering.

On or about December 14, 2021, the Company sold 494,459 shares of Hempacco common stock at $1.00/share to 5 investors, 4 of which were third parties. The family trust of Jerry Halamuda, Company director, purchased 50,000 of the shares for $50,000. The Company received gross proceeds of $494,459, and net proceeds of $333,309 after payment of commissions and expenses to the Company’s registered broker and the payment of expenses associated with the private offering and the Public Offering.

On or about April 7, 2022, the Company sold 208,000 shares of Hempacco common stock at $2.00/share to nine investors, eight of which were third parties. The Company received gross proceeds of $416,000, and net proceeds of $339,475 after payment of commissions and expenses of $76,525 to the Company’s registered broker and the payment of expenses associated with the private offering and the Public Offering.

On or about July 15, 2022, The Company acquired from Nery’s Logistics, Inc. two cigarette production equipment lines together with multiple cigarette and cigar-related trademarks. The total acquisition price was deemed to be $4,000,000 to be paid solely by the issuance of 2,000,000 common shares of the Company. $3,400,000 was allocated to the value of the equipment, and the balance of $600,000 was allocated to the intangible assets.

On July 15, 2022, The Company also settled two vendor accounts payable balances totaling $100,000 by the issuance of 50,000 common shares of the Company.

On September 1, 2022 the Company sold 1,000,000 shares of Hempacco common stock at $6.00 per share to our underwriters pursuant to the IPO and the underwriting agreement with Boustead Securities, LLC. After deducting the underwriting commission and expenses, the Company received net proceeds of $5,468,812.

On September 6, 2022, Boustead Securities LLC submitted a notice of the exercise of the warrant purchase option, pursuant to paragraph 1.3.1 of the Underwriting Agreement. Boustead elected to convert its right to purchase 70,000 common shares using the cashless basis formula into 54,928 rule 144 shares of common stock.

On September 17, 2022 the Company entered a Marketing Services Agreement with North Equities Corp. of Toronto, Canada, effective September 19, 2022 for an initial period of 6-months. Compensation for the initial period will be by the issuance of 41,494 rule 144 restricted shares of the Company’s common stock. This amount represents a market value of approximately $100,000 as of the effective date. The Company will also reimburse North Equities for all direct, pre-approved and reasonable expenses incurred in performing the marketing services. The share issuance

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On or about October 7, 2022, the Company accepted service in a suit filed in the United States District Court for the Southern District of New York by Long Side Ventures LLC, R & T Sports Marketing Inc., Sierra Trading Corp., Taconic Group LLC, KBW Holdings LLC, Robert Huebsch and Ann E. Huebsch, Joseph Camberato, Joseph Crook, Sachin Jamdar, Michael Matilsky, Gerard Scollan, and Daisy Arnold (collectively “Plaintiffs”) against Hempacco Co., Inc., Mexico Franchise Opportunity Fund, LP, Sandro Piancone, Jorge Olson, Neville Pearson, Stuart Titus, Jerry Halamuda, Retail Automated Concepts, Inc. f/k/a Vidbox Mexico Inc., and Vidbox Mexico S.A. De C.V. (collectively “Defendants”) (Case No. 1:22-cv-08152 (ALC)), alleging that (i) Plaintiffs previously received a judgment (the “Judgment”) in a New York state court action (the “State Action”) against Retail Automated Concepts, Inc. (“RAC”) and Vidbox Mexico S.A. De C.V. (“Vidbox Mexico”), for breach of promissory notes issued by RAC to Defendants in 2018 and guaranteed by Vidbox Mexico, and (ii) prior to the filing of the State Action, Defendants fraudulently transferred and commingled assets, specifically 600 retail kiosks, in order to avoid enforcement of the Judgment, with Plaintiffs seeking monetary damages from Defendants. Defendants anticipate filing a motion to dismiss for lack of personal jurisdiction and failure to state a claim, and on or about November 4, 2022, Defendants’ counsel sent the court a letter requesting a pre-trial conference to discuss Defendants’ anticipated motion to dismiss pursuant Rule 2(A) of the court’s Individual Rules of Practice. Defendants intend to defend the matter vigorously.

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2022, the date of issuance of these financial statements.

On October 4, 2022, we issued North Equities USA Ltd. (“North”) 41,494 shares of Company common stock for six months of marketing services to be rendered by North to us, commencing on September 19, 2022, and including content management of our YouTube channel, establishment of a brand ambassador, and social media services.

On October 12, 2022, the Company entered a Broadcasting and Billboard Agreement with FMW Media Works LLC (“FMW”) of Hauppauge, New York, for a period of three months. FMW will produce an informative TV show which will discuss the Company andnd its business. Total compensation will be made by the issuance of 63,292 restricted shares of Company common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Quarterly Report regarding our plans, strategy and focus areas are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the impact of the COVID-19 pandemic (including the emergence of vaccine resistant COVID-19 variants), the ongoing war in Ukraine and its impact on the global economy, our history of losses since inception, our dependence on a limited number of customers for a significant portion of our revenue, the demand for hemp smokables products, our dependence on key members of our management and development team, and our ability to generate and/or obtain adequate capital to fund future operations. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” in our other publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report on Form 10-Q. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and our consolidated financial statements for the years ended December 31, 2021 and 2020, included in our registration statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 29, 2022.

Hempacco Co., Inc., collectively with its subsidiaries, is referred to in this Form 10-Q as “Hempacco”, “we”, “us”, “our”, “registrant”, or “Company”.

Overview

We are focused on Disrupting Tobacco™ by manufacturing and selling nicotine-free and tobacco-free alternatives to traditional cigarettes. We utilize a proprietary, patented spraying technology for terpene infusion and patent-pending flavored filter infusion technology to manufacture hemp- and herb-based smokable alternatives.

We have conducted research and development in the smokables space and are engaged in the manufacturing and sale of smokable hemp and herb products, including The Real Stuff™ Hemp Smokables. Our operational segments include private label manufacturing and sales, intellectual property licensing, and the development and sales of inhouse brands using patented counter displays. Our inhouse brands are currently sold in over 200 retail locations located in the San Diego, California, area, our private label customers include well-known and established companies in the cannabis and tobacco-alternatives industries, and we currently own approximately 600 kiosk vending machines which we plan to refurbish and use to distribute our products in a wider fashion under our HempBox Vending brand.

Our hemp cigarette production facility, located in San Diego, California, has the capacity to produce up to 30 million cigarettes monthly. From our facility, we can small-to-large quantities of product—from single displays of product to targeted retail locations to truckloads of product to private label customers—with in-house processing, packing, and shipping capabilities.

We believe that our manufacturing technologies will be a critical component of our success. We plan to continue to invest in research and development, and we currently have one approved patent and one patent pending with respect our critical manufacturing processes. Our approved patent is an exclusivity patent to spray hemp with terpenes for flavoring or to add cannabidiol, which we refer to as CBD, or cannabigerol, which we refer to as CBG, and our pending patent relates to our flavored filter infusion technology. We also have several ready-to-file patent applications with respect to hemp manufacturing, hemp processing, design patents for hemp machines and merchandisers, and customized manufacturing equipment.

We believe that we are positioned to rapidly grow our customer and product footprint through increasing marketing efforts, reaching agreements with master distributors who will sell to a broad network of retail establishments, and aggressively targeting additional distributors throughout the United States. We plan to drive and increase customer traffic with internet marketing to or with the clients that carry our products.

Our Products

We have launched the production and sale of our own in-house brand of hemp-based cigarettes, The Real Stuff Smokables, in three presentations: the twenty pack, the ten pack, and the Solito™ single pack, all of which are sold in our patented counter displays in convenience stores through master distributors.

We have also entered into several joint ventures to launch multiple new smokables brands: Cali Vibes D8, a joint venture focused on Delta 8 smokable products; Hemp Hop Smokables, a joint venture with rapper Rick Ross and Rap Snack’s CEO James Lindsay; a joint venture with StickIt Ltd., an Israeli corporation, to manufacture cannabinoid sticks for insertion into other cigarettes; and a joint venture to launch Cheech & Chong-branded hemp smokables.

We have launched a brand of flavored hemp rolling papers, and we also private label manufacture hemp rolling papers for third parties. We are currently manufacturing hemp rolling papers for HBI International, one of the leading smoking paper producers in the world.

Recent Developments

In the fall of 2021, we received our largest purchase order to date for approximately $9.2 million from HBI International’s Skunk and Juicy brand to manufacture hemp rolling papers for it. This purchase order is non-binding (we are not obligated to produce any product for HBI International under it), and we are currently negotiating a supply and manufacturing agreement with HBI International, the terms of which have not yet been finalized. Our sales to HBI International constituted approximately 41% of our revenues for the year ended December 31, 2021, the balance receivable from HBI International at December 31, 2021, represents approximately 37% of our total accounts receivable balances as of that date, and were we to lose HBI International as a customer, our revenues would significantly decline, and our business would be harmed.

In December 2021, we sold 1,300,000 shares of common stock at $1.00 per share to 24 investors, and in April 2022, we sold 208,000 shares of common stock at $2.00 per share to 9 investors.

On or about March 18, 2022, we borrowed $50,000 from Jerry Halamuda, one of our directors, and issued Mr. Halamuda a $50,000 promissory note, accruing interest at 8% per annum, which originally matured on June 18, 2022, and was extended to mature on September 18, 2022. The note is secured by 50,000 shares of our common stock.

In July 2022, we launched sales of our Hemp Hop Smokables joint venture products, as well as our Cheech & Chong-branded joint venture products.

On or about June 10, 2022, we issued 56,592 shares of common stock to our lender, Mario Taverna, in conversion of $50,000 in principal and $6,592 of accrued interest due to Mr. Taverna under a convertible promissory note.

On July 15, 2022, we settled two vendor accounts payable balances totaling $100,000 by issuing 50,000 shares of common stock to the vendors.

On or about July 15, 2022, we acquired two cigarette equipment and machinery lines, as well as a suite of trademarks described below, from the seller, Nery’s Logistics, Inc., in consideration of the issuance of 2,000,000 shares of our common stock to the seller. The trademarks we acquired include multiple smokables product trademarks in Mexico for smokable brands including “Tijuana,” “Gladiator,” “Anchor,” “Black Cat,” and “Solitos.” The acquired equipment and trademarks will be used in connection with our hemp smokables products and will not be used for tobacco smokables products.

On August 29, 2022, we entered into an underwriting agreement with Boustead Securities, LLC (“Boustead”), in connection with the initial public offering of our common stock (the “IPO”), pursuant to which we (i) sold 1,000,000 shares of our common stock at a price to the public of $6.00 per share, (ii) issued Boustead 70,000 warrants to purchase shares of common stock, exercisable from September 1, 2022, through August 29, 2027, and initially exercisable at $9.00 per share (the “Boustead Warrants”), and (iii) granted Boustead an option for a period of 45 days to purchase up to an additional 150,000 shares of common stock.

On August 30, 2022, our common stock was listed and began trading on the Nasdaq Capital Market, and on September 1, 2022, the IPO closed. At the closing, we (i) issued 1,000,000 shares of common stock for total gross proceeds of $6,000,000, and (ii) issued Boustead the Boustead Warrants. After deducting underwriting commission and expenses, we received net proceeds of $5,468,812 from the IPO. On September 6, 2022, Boustead exercised the Boustead Warrants in full on a cashless basis, and on September 7, 2022, we issued 54,928 shares of common stock to Boustead for their warrant exercise.

On September 6, 2022, we entered into a settlement agreement with Titan General Agency Ltd. (“Titan”), our creditor equipment financier which was owed approximately $1,450,000 by us as of September 6, 2022 (the “Titan Debt”), pursuant to our prior purchase of cigarette manufacturing machinery and equipment, pursuant to which we agreed to pay Titan $250,000 in cash (the “Settlement Cash Payment”) and issue Titan 266,667 shares of our common stock (the “Settlement Shares”), in full satisfaction of the Titan Debt. On or about September 8, 2022, we made the Settlement Payment to Titan and issued Titan the Settlement Shares, extinguishing the Titan Debt.

On October 4, 2022, we issued North Equities USA Ltd. (“North”) 41,494 shares of Company common stock for six months of marketing services to be rendered by North to us, commencing on September 19, 2022, and including content management for our YouTube channel, establishment of a brand ambassador, and social media services.

Impact of the COVID-19 Pandemic

In December 2019, a novel coronavirus disease (“COVID-19”) was reported to have surfaced in Wuhan, China, and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.

Our operations have been impacted by a range of external factors related to the pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on the physical movement of our employees, partners, and customers to limit the spread of the pandemic, including physical distancing, travel bans and restrictions, closure of non-essential business, quarantines, work-from-home directives, shelter-in-place orders, and limitations on public gatherings. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. In 2020, we temporarily scaled down sales efforts at trade shows and with customers and potential customers in in-person meetings, and we were forced to source ingredients for some of the components of our products from alternative suppliers. These changes disrupted our business, and similar changes in the future may disrupt the way we operate our business. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the pandemic and seeking to minimize the risk of the virus and manage its effects on our business.

The duration and extent of the impact from the pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the disruption caused by such actions, the effectiveness of vaccines and other treatments for COVID-19, and the impact of these and other factors on our employees, customers, partners, and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

To the extent the pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks affecting our business.

Results of Operations

For the Three and Nine Months Ended September 30, 2022, Compared to the Three and Nine Months Ended September 30, 2021

Revenue

During the three and nine months ended September 30, 2022, the Company generated $592,235 and $3,438,438, respectively, in revenue, compared to $377,221 and $911,07, respectively, in revenue during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2022, $575,295 and $3,415,518, respectively, of our revenue was from product sales to third parties, $16,940 and $22,940, respectively, was from product sales to related parties, $6,653 and $33,248, respectively, was from consulting and manufacturing services, and $6,824 and $8,890, respectively, was from kiosk sales, as compared to $218,166 and $542,728, respectively, in product sales to third parties, $95,517 and $95,517, respectively, in product sales to related parties, and $63,538 and $272,762, respectively, in consulting services during the three and nine months ended September 30, 2021. The increase in revenues during 2022, as compared to 2021, was as a result of us expanding product sales during 2022 as compared to 2021.

Operating Costs and Expenses

The Company had total cost of goods sold of $598,627 and $2,795,661, respectively, during the three and nine months ended September 30, 2022, compared to total cost of goods sold of $297,178 and $613,784, respectively, during the three and nine months ended September 30, 2021. The increase in relative total cost of goods sold is primarily due to increasing sales and production in the nine months ended September 30, 2022, as compared to the same period in 2021.

The Company incurred general and administrative expenses of $791,562 and $1,758,561, respectively, during the three and nine months ended September 30, 2022, which included a one-time charge of $437,375 during the prior quarter ended March 31, 2022, for the valuation of warrants of our parent company issued to two joint venture partners as an inducement to enter into joint venture agreements with us, compared to $224,926 and $736,811, respectively, during the three and nine months ended September 30, 2021. The Company also incurred related party general and administrative expenses of $45,000 and $195,000, respectively, during the three and nine months ended September 30, 2022, consisting of senior management consulting fees and rent payable on our premises leased in San Diego, California, compared to related party general and administrative expenses of $193,973 and $403,973, respectively, during the three and nine months ended September 30, 2021, for related party fees and rent. The landlord, Primus Logistics, is 90%-owned by Sandro Piancone, the Company’s CEO.

The Company’s sales and marketing expenses increased to $200,976 and $685,086, respectively, during the three and nine months ended September 30, 2022, compared to sales and marketing expenses of $60,538 and $96,638, respectively, during the nine months ended September 30, 2021, as a result of us significantly expanding sales and marketing activities during the 2021 and 2022 fiscal years as we expanded our operations.

Net Loss

The Company had a net loss of $1,049,473 and $2,024,039, respectively, for the three and nine months ended September 30, 2022, compared to a net loss of $403,242 and $1,196,703 for the three and nine months ended September 30, 2021. The increase in net loss for the nine months ended September 30, 2022, significant additional one-off expenses were incurred in connection with our IPO on September 1, 2022 in addition to significantly increasing our operations during 2021 and into 2022, including the expensing of the $437,375 valuation of warrants issued to joint venture partners during the prior quarter ended March 31, 2022, partially offset by decreasing interest expense to $13,080 during the nine months ended September 30, 2022, compared to interest expense of $206,145 during the comparative period in 2021.

Assets & Liabilities

The following table sets forth key components of our balance sheet as of September 30, 2022, and December 31, 2021.

	As of
	September 30,	December 31,
	2022	2021

Current Assets	$5,197,591	$2,117,638
Property and Equipment	8,439,091	4,998,771
Total Assets	14,664,060	7,570,523
Current Liabilities	1,638,875	4,168,264
Total Liabilities	2,083,505	4,702,863
Stockholder’s Equity (for Hempacco)	12,580,555	2,867,660
Total Liabilities and Equity	$14,664,060	$7,570,523

As of September 30, 2022, current assets increased to $5,197,591, from $2,117,638 as of December 31, 2021. This increase was primarily due to the receipt of $5,468,812 being the net proceeds from our IPO. As of September 30, 2022, current liabilities decreased to $1,638,875 from $4,168,264 as of December 31, 2021, primarily due to repayment of our equipment loan of $1,432,681 plus other short-term loans.

At September 30, 2022, the Company had cash funds of $2,973,686.

Liquidity and Capital Resources

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Net cash used in operating activities	$(3,217,685)	(966,243)
Net cash provided by (used in) investing activities	(282,007)	(17,289)
Net cash provided by financing activities	5,539,909	1,027,886
Net change in cash	$(2,040,217)	44,354

Cash Flows from Operating Activities

We had cash used in operating activities of $3,217,685 in the nine months ended September 30, 2022, as compared to cash used in operating activities of $966,243 during the nine months ended September 30, 2021. The increase in cash used in operating activities of $2,251,442 for the nine months ended September 30, 2022, is primarily attributable to the increase in net operating loss of $2,024,039 plus increases in customer deferred revenues of $1,115,266 and an increase of $599,572 attributable to inventories.

Cash Flows from Investing Activities

We had cash used in investing activities of $282,007 for the nine months ended September 30, 2022, as compared to cash used in investing activities of $17,289 for the nine months ended September 30, 2021. The increase was primarily due to the purchase of additional plant and equipment of $152,109 and franchise and license fees of $152,609 paid as a requirement of a new product joint venture partially offset by a $40,000 cash receipt from the sale of equipment.in the nine months ended September 30, 2022.

Cash Flows from Financing Activities

We had cash provided by financing activities of $5,539,909 in the nine months ended September 30, 2022, as compared to cash provided by financing activities of $1,027,886 in the comparative period in 2021, with this increase primarily due to the receipt of $6,000,000 of gross proceeds from the sale of 1,000,000 shares of common stock in our IPO partially offset by the costs of the offering of $531,188 and a $300,000 cash loan repayment in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

We anticipate that our cash needs for the next twelve months for working capital and capital expenditures will be approximately $1,500,000. As of September 30, 2022, we had approximately $2,973,686 in cash, and we believe that our current cash and cash flow from operations will be sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures. We will likely also require additional cash resources due to possible changed business conditions or other future developments. We plan to seek to sell additional equity securities to generate additional cash to continue operations. We may also sell debt securities to generate additional cash. The sale of equity securities, or of debt securities that are convertible into our equity, could result in additional dilution to our shareholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including the following: investors’ perception of, and demand for, securities of cigarette and hemp companies; conditions of the U.S. and other capital markets in which we may seek to raise funds; future results of operations, financial condition and cash flow. Therefore, our management cannot assure that financing will be available in amounts or on terms acceptable to us, or if at all. Any failure by us to raise additional funds on terms favorable to us could have a material adverse effect on our liquidity and financial condition.

Going Concern

In the event we are not successful in reaching our sustained revenue targets, we anticipate that depending on market conditions and our plan of operations, we will likely incur continued operating losses. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit to cover our operating expenses. Consequently, there remains the possibility that we may not continue to operate as a going concern in the long term. We are subject to many factors which could detrimentally affect us. Many of these risk factors are outside management’s control, including demand for our products, our ability to hire and retain talented and skilled employees and service providers, as well as other factors.

We do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the normal course of business for the foreseeable future.

We do not have any commitments or arrangements from any person to provide us with any equity capital.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 to our financial statements. While these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

The Company does not currently maintain sufficient controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures would include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of September 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations except as set forth below.

On or about October 7, 2022, the Company accepted service in a suit filed in the United States District Court for the Southern District of New York by Long Side Ventures LLC, R & T Sports Marketing Inc., Sierra Trading Corp., Taconic Group LLC, KBW Holdings LLC, Robert Huebsch and Ann E. Huebsch, Joseph Camberato, Joseph Crook, Sachin Jamdar, Michael Matilsky, Gerard Scollan, and Daisy Arnold (collectively “Plaintiffs”) against Hempacco Co., Inc., Mexico Franchise Opportunity Fund, LP, Sandro Piancone, Jorge Olson, Neville Pearson, Stuart Titus, Jerry Halamuda, Retail Automated Concepts, Inc. f/k/a Vidbox Mexico Inc., and Vidbox Mexico S.A. De C.V. (collectively “Defendants”) (Case No. 1:22-cv-08152 (ALC)), alleging that (i) Plaintiffs previously received a judgment (the “Judgment”) in a New York state court action (the “State Action”) against Retail Automated Concepts, Inc. (“RAC”) and Vidbox Mexico S.A. De C.V. (“Vidbox Mexico”), for breach of promissory notes issued by RAC to Defendants in 2018 and guaranteed by Vidbox Mexico, and (ii) prior to the filing of the State Action, Defendants fraudulently transferred and commingled assets, specifically 600 retail kiosks, in order to avoid enforcement of the Judgment, with Plaintiffs seeking monetary damages from Defendants. Defendants anticipate filing a motion to dismiss for lack of personal jurisdiction and failure to state a claim, and on or about November 4, 2022, Defendants’ counsel sent the court a letter requesting a pre-trial conference to discuss Defendants’ anticipated motion to dismiss pursuant Rule 2(A) of the court’s Individual Rules of Practice. Defendants intend to defend the matter vigorously.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2022, the Company did not issue any unregistered equity securities except as set forth below.

On or about July 15, 2022, the Company issued 2,000,000 shares of Company common stock to Nery’s Logistics, Inc. in consideration of the acquisition of two cigarette production equipment lines and multiple trademarks from it.

On July 15, 2022, the Company settled two vendor accounts payable balances totaling $100,000 by issuing 50,000 shares of Company common stock (25,000 shares issued to each of the vendors) to the vendors.

On September 6, 2022, the Company entered into a settlement agreement with Titan General Agency Ltd. (“Titan”), the Company’s creditor equipment financier which was owed approximately $1,450,000 by the Company as of September 6, 2022 (the “Titan Debt”), pursuant to which the Company agreed to pay Titan $250,000 in cash (the “Settlement Cash Payment”) and issue Titan 266,667 shares of Company common stock (the “Settlement Shares”), in full satisfaction of the Titan Debt. On or about September 8, 2022, the Company issued Titan the Settlement Shares.

The above-described shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, the shareholders were accredited and/or financially sophisticated, and the transactions did not involve a public offering.

On August 29, 2022, the Company entered into an underwriting agreement with Boustead Securities, LLC (“Boustead”), in connection with the initial public offering of the Company’s common stock (the “IPO”), pursuant to which the Company (i) sold 1,000,000 shares of its common stock (the “IPO Shares”) at a price to the public of $6.00 per share, (ii) issued Boustead 70,000 warrants to purchase shares of common stock, exercisable from September 1, 2022, through August 29, 2027, and initially exercisable at $9.00 per share (the “Boustead Warrants”), and (iii) granted Boustead an option for a period of 45 days to purchase up to an additional 150,000 shares of common stock. On September 1, 2022, the IPO closed, and the Company (i) issued the IPO Shares for total gross proceeds of $6,000,000, and (ii) issued Boustead the Boustead Warrants. On September 6, 2022, Boustead exercised the Boustead Warrants in full on a cashless basis, and on September 7, 2022, the Company issued 54,928 shares of common stock to Boustead for their warrant exercise. These warrant exercise shares were issued to Boustead pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation in the offering, the shareholder was accredited, and the transaction did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation
3.2	Amended and Restated Articles of Incorporation dated April 23, 2021
3.3	Amended and Restated Articles of Incorporation dated September 28, 2021
3.4	Bylaws of Hempacco Co., Inc.
10.1	Agreement for Share Exchange between Hempacco Co., Inc. and Green Globe International, Inc., dated May 21, 2021
10.2	Patent License Agreement between Hempacco Co., Inc., and Old Belt Extracts, LLC d/b/a Open Book Extracts, dated April 1, 2021
10.3	Limited Liability Company Agreement of Cali Vibes D8 LLC, dated April 20, 2021
10.4	Joinder Agreement between Cali Vibes D8 LLC, Hempacco Co., Inc., and BX2SD Hospitality, LLC, dated June 3, 2021
10.5	Assignment Agreement between Hempacco Co., Inc. and Green Globe International, Inc., dated December 14, 2021
10.6	Joinder Agreement of Hemp Hop Smokables LLC, by Hempacco Co., Inc., dated December 14, 2021
10.7	Joint Venture Agreement between Hempacco Co., Inc. and Cheech and Chong’s Cannabis Company, dated January 1, 2022
10.8	Joint Venture Agreement between Hempacco Co., Inc. and StickIt Ltd., dated January 19, 2022
10.9	Purchase Finance Agreement between Hempacco Co., Inc., and Titan General Agency Ltd., dated December 3, 2019
10.10	Loan Agreement between Hempacco Co., Inc. and Courier Labs, LLC, dated June 15, 2020
10.11	Security Agreement between Hempacco Co., Inc. and Courier Labs, LLC, dated June 15, 2020
10.12	Side Letter Agreement & Loan Extension between Hempacco Co., Inc. and Courier Labs, LLC
10.13	12% 6 Month Note issued to Mario Taverna, dated May 4, 2021 (no longer outstanding)
10.14	Note Extension Agreement between Hempacco Co., Inc. and Mario Taverna, dated November 5, 2021
10.15	Convertible Promissory Note issued to Miguel Cambero Villasenor, dated May 6, 2021
10.16	Convertible Promissory Note issued to Miguel Cambero Villasenor, dated June 7, 2021
10.17	Convertible Promissory Note issued to Ernest Sparks and Julee A. Sparks, Joint Tenants, dated May 10, 2021
10.18	12% One Year Note issued to Dennis Holba & Raffaella Marsh, dated November 12, 2019 (no longer outstanding)
10.19	Secured Promissory Note issued to Jerry Halamuda, dated February 17, 2020 (no longer outstanding)
10.20	Promissory Note issued to Jerry Halamuda, dated February 16, 2021 (no longer outstanding)
10.21	Promissory Note Agreement Amendment 1 between Hempacco Co., Inc. and Jerry Halamuda, dated May 17, 2020
10.22	12% One Year Note issued to Mario Taverna, dated March 5, 2021 (no longer outstanding)
10.23	12% One Year Note issued to Mario Taverna, dated March 10, 2021 (no longer outstanding)
10.24	12% One Year Note issued to Valentino Mordini, dated March 9, 2021 (no longer outstanding)
10.25	12% One Year Note issued to Romeo Fiori, dated March 10, 2021 (no longer outstanding)
10.26	12% One Year Note issued to J Lin Inc., dated March 15, 2021 (no longer outstanding)
10.27	12% One Year Note issued to Sylvester Barnes, dated April 1, 2021 (no longer outstanding)
10.28	12% One Year Note issued to Roger Ladd, dated April 13, 2021 (no longer outstanding)
10.29	Standard Industrial/Commercial Multi-Tenant Lease Agreement between Hempacco Co., Inc. and Primus Logistics, Inc., dated January 1, 2020
10.30	Sales and Marketing Agreement between Hempacco Co., Inc., and Cube17, Inc., dated November 6, 2019
10.31	Consulting & Marketing Agreement between Hempacco Co., Inc., and Strategic Global Partners, Inc., dated January 3, 2020
10.32	Consulting & Marketing Agreement between Hempacco Co., Inc., and UST Mexico, Inc., dated January 3, 2020
10.33	Interim Consulting Agreement between Hempacco Co., Inc. and Neville Pearson, dated March 1, 2021
10.34	Employment Agreement between Hempacco Co., Inc. and Sandro Piancone, dated January 20, 2022
10.35	Employment Agreement between Hempacco Co., Inc. and Neville Pearson, dated January 20, 2022
10.36	Employment Agreement between Hempacco Co., Inc. and Jorge Olson, dated February 3, 2022

10.37	Indemnification Agreement, between Hempacco Co., Inc. and Sandro Piancone, dated August 29, 2022
10.38	Indemnification Agreement, between Hempacco Co., Inc. and Neville Pearson, dated August 29, 2022
10.39	Indemnification Agreement, between Hempacco Co., Inc. and Jorge Olson, dated August 29, 2022
10.40	Indemnification Agreement, between Hempacco Co., Inc. and Stuart Titus, dated August 29, 2022
10.41	Indemnification Agreement, between Hempacco Co., Inc. and Jerry Halamuda, dated August 29, 2022
10.42	Indemnification Agreement, between Hempacco Co., Inc. and Miki Stephens, dated August 29, 2022
10.43	Independent Director Agreement, between Hempacco Co., Inc. and Miki Stephens, dated August 29, 2022
10.44	Broker Representation Agreement between Hempacco Co., Inc. and Wizards and Kings LLC, dated November 23, 2021
10.45	Asset Purchase Agreement between Hempacco Co., Inc. and Nery’s Logistics, Inc., dated July 12, 2022
10.46	8% 90 Day Note issued to Jerry Halamuda, dated May 18, 2022
10.47	Promissory Note Agreement Amendment 1 between Hempacco Co., Inc. and Jerry Halamuda, dated June 18, 2022
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*

Certification of Principal Financial and Accounting Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** To be furnished by amendment. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMPACCO CO., INC. (Registrant)

/s/ Sandro Piancone	Date: November 14, 2022
Sandro Piancone Chief Executive Officer (Principal Executive Officer)

/s/ Neville Pearson	Date: November 14, 2022
Neville Pearson Chief Financial Officer (Principal Financial and Accounting Officer)

