Form 10-Q/A
period 2022-09-30
Hempacco Co., Inc.
filed 2022-11-17
CIK 1892480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

☐ Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from ________ to ________

Commission file number 001-41487

(Exact name of registrant as specified in its charter)

HEMPACCO CO. INC.
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

EXPLANATORY NOTE

Hempacco Co., Inc. (the “Company”) is filing this amendment on Form 10-Q/A for the quarter ended September 30, 2022, to amend the Quarterly Report on Form 10-Q that was originally filed on November 15, 2022 (the "Original 10-Q") to provide the required interactive data files in connection with the Company’s financial statements and to make other minor changes to the Original 10-Q.

2

HEMPACCO CO., INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEMPACCO CO., INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$2,973,686	$933,469
Trade receivables, net	303,771	144,246
Trade receivables, related parties	153,778	137,297
Loans receivable, related parties	61,345	-
Inventories	798,508	198,936
Deposits and prepayments	906,503	703,690
Total current assets	5,197,591	2,117,638

Property and equipment
Leasehold Improvements	12,431	12,431
Furniture, Fixtures and Equipment	8,656,979	5,147,693
Accumulated Depreciation	(230,319)	(161,353)
Total property and equipment	8,439,091	4,998,771

Other Assets
ROU operating leases less accumulated amortization	377,479	454,114
Other intangible assets - net of amortization	649,899	-
Total other assets	1,027,378	454,114

Total assets	$14,664,060	$7,570,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$250,839	$97,800
Accounts payable, related parties	75,747	162,405
Accrued interest on notes	15,751	9,416
Short term promissory notes payable, related parties	50,000	-
Convertible promissory notes payable	125,000	175,000
Equipment loans	-	1,482,681
Loans payable, related parties	566	9,600
Customer prepaid invoices and deposits	1,013,127	2,128,393
ROU operating lease liability, short term portion	107,845	102,969
Total current liabilities	1,638,875	4,168,264

Long term liabilities:
Long-term debt	158,328	168,328
ROU straight-line rent liability	16,668	15,126
Operating lease ROU liability	269,634	351,145
Total long-term liabilities	444,630	534,599
Contingencies and commitments	-	-
Total liabilities	2,083,505	4,702,863

Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 10,000,000 shares designated as Series A Preferred Stock and 0 issued and outstanding	-	-
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,373,213 and 19,695,532 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	23,373	19,696
Additional paid in capital	18,054,685	6,321,428
Accumulated deficit	(5,490,216)	(3,459,214)
Total stockholders’ equity	12,587,842	2,881,910
Non-controlling interests	(7,287)	(14,250)
Total equity attributable to Hempacco Co., Inc.	12,580,555	2,867,660

Total liabilities and stockholders’ equity	$14,664,060	$7,570,523

The accompanying notes are an integral part of these condensed consolidated financial statements

HEMPACCO CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Product sales	$561,818	$275,769	$3,373,380	$542,728
Product sales - related parties	16,940	37,914	22,940	95,517
Manufacturing service	6,653	63,538	33,248	224,813
Kiosk Revenues	6,824	-	8,890	-
Consulting services - related parties	-	47,950	-	47,950
Total revenues	592,235	425,171	3,438,458	911,008

Cost of sales	598,627	315,281	2,795,661	613,784
Gross profit from operations	(6,392)	109,890	642,797	297,224

General and administrative	791,562	107,891	1,758,561	736,812
General and administrative, related parties	45,000	283,973	195,000	403,973
Sales and marketing	200,976	31,815	685,086	96,638
Research and development	-	-	-	-
Total operating expenses	1,037,538	423,679	2,638,647	1,237,423

Operating loss	(1,043,930)	(313,789)	(1,995,850)	(940,199)

Other income (expense):
Interest expense, net	(3,684)	(3,513)	(13,080)	(206,145)
Other expense, net	(1,859)	(50,001)	(15,109)	(50,359)
Income before income taxes	(1,049,473)	(367,303)	(2,024,039)	(1,196,703)

Provision for income taxes	-	-	-	-

Net loss	$(1,049,473)	$(367,303)	$(2,024,039)	$(1,196,703)

Net loss attributable to non-controlling interests	617	-	2,200	-
Net loss attributable to Hempacco Co., Inc.	(1,048,856)	(367,303)	(2,021,839)	(1,196,703)
Dividends issued to preferred stockholders	-	-	-	757,479
Net loss attributable to common shareholders	(1,048,856)	(367,303)	(2,021,839)	(1,954,182)

Basic and dilutive earnings per share:	$(0.05)	$(0.02)	$(0.10)	$(0.12)

Shares outstanind – basic and diluted:	21,689,509	18,395,532	20,421,159	16,072,448

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements

HEMPACCO CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of shares of preference shares	Preference shares par value	Number of shares of common shares	Common Shares par value	Additional paid-in capital	Accumulated deficit	Non- controlling interests	Stockholders' deficit
For the three months ended September 30, 2022
Balance as of June 30, 2022	-	$-	19,960,124	$19,960	$7,154,605	$(4,432,197)	$(15,833)	$2,726,535
Acquisition of machinery and trademarks	-	-	2,000,000	2,000	3,998,000	-	-	4,000,000
Conversion of accounts payable to common stock	-	-	50,000	50	99,950	-	-	100,000
JV partner capital contribution to joint venture	-	-	-	-	52,000	-	-	52,000
IPO common shares issuance	-	-	1,000,000	1,000	5,999,000	-	-	6,000,000
IPO capital raise expense	-	-	-	-	(531,188)	-	-	(531,188)
Boustead cashless warrant conversion	-	-	54,928	55	(55)	-	-	-
Titan General Agency Ltd. debt repayment	-	-	266,667	267	1,182,414	-	-	1,182,681
North Equities USA Ltd. - marketing services	-	-	41,494	41	99,959	-	-	100,000
Equity attributable to non-controlling interests	-	-	-	-	-	(9,163)	9,163	-
Net loss attributable to non-controlling interests	-	-	-	-	-	617	(617)	-
Net loss for three months ended September 30, 2022	-	-	-	-	-	(1,049,473)	-	(1,049,473)
Balance as of September 30, 2022	-	$-	23,373,213	$23,373	$18,054,685	$(5,490,216)	$(7,287)	$12,580,555

For the nine months ended September 30, 2022
Balance as of December 31, 2021	-	$-	19,695,532	$19,696	$6,321,428	$(3,459,214)	$(14,250)	$2,867,660
Warrant valuation expense	-	-	-	-	437,375	-	-	437,375
Pre-IPO 2 capital raise	-	-	208,000	208	415,792	-	-	416,000
Pre-IPO 2 capital raise expenses	-	-	-	-	(76,525)	-	-	(76,525)
Convertible note converted to common stock	-	-	56,592	56	56,535	-	-	56,591
Acquisition of machinery and trademarks	-	-	2,000,000	2,000	3,998,000	-	-	4,000,000
Conversion of accounts payable to common stock	-	-	50,000	50	99,950	-	-	100,000
JV partner capital contribution to joint venture	-	-	-	-	52,000	-	-	52,000
IPO common shares issuance	-	-	1,000,000	1,000	5,999,000	-	-	6,000,000
IPO capital raise expense	-	-	-	-	(531,188)	-	-	(531,188)
Boustead cashless warrant conversion	-	-	54,928	55	(55)	-	-	-
Titan General Agency Ltd. debt repayment	-	-	266,667	267	1,182,414	-	-	1,182,681
North Equities USA Ltd. - marketing services	-	-	41,494	41	99,959	-	-	100,000
Equity attributable to non-controlling interests	-	-	-	-	-	(9,163)	9,163	-
Net loss attributable to non-controlling interests	-	-	-	-	-	2,200	(2,200)	-
Net loss for nine months ended September 30, 2022	-	-	-	-	-	(2,024,039)	-	(2,024,039)
Balance as of September 30, 2022	-	$-	23,373,213	$23,373	$18,054,685	$(5,490,216)	$(7,287)	$12,580,555

For the three months ended September 30, 2021
Balance as of June 30, 2021	-	$-	18,395,531	$183,955	$4,951,286	$(2,431,910)	$-	$2,703,331
Conversion of preference shares	-	-	-	(165,559)	165,559	-	-	-
Net loss for three months ended September 30, 2021	-	-	-	-	-	(367,303)	-	(367,303)
Balance as of September 30, 2021	-	$-	18,395,531	$18,396	$5,116,845	(2,799,492)	$-	$2,335,749

For the nine months ended September 30, 2021
Balance as of December 31, 2020	8,000,000	$3,638,357	8,478,000	$84,780	$102,220	$(1,602,789)	$-	$2,222,568
Promissory note investors	-	-	535,052	5,350	529,703	-	-	535,053
Related party accounts payable converted to common stock	-	-	525,000	5,250	519,750	-	-	525,000
Preference share dividend issued	757,479	-	-	-	(757,479)	-	-	(757,479)
Creation of related party warrant discounts	-	-	-	-	149,831	-	-	149,831
Service expenses paid with shares	-	-	100,000	1,000	99,000	-	-	100,000
Conversion of preference shares	(8,757,479)	(3,638,357)	8,757,479	87,575	4,308,262	-	-	757,479
Reduction of par value of common stock	-	-	-	(165,559)	165,559	-	-	-
Net loss for nine months ended September 30, 2021	-	-	-	-	-	(1,196,703)	-	(1,196,703)
Balance as of September 30, 2021	-	$-	18,395,531	$18,396	$5,116,845	$(2,799,492)	$-	$2,335,749

The accompanying notes are an integral part of these condensed consolidated financial statements

HEMPACCO CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,024,039)	$(1,196,703)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	171,098	73,032
Non-cash warrant valuation expense	437,375	180,296
Stock based compensation for services	100,000	100,000
Gain / loss) on disposal of assets	10,690	-
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(159,525)	(221,071)
Related party receivables	(16,481)	-
Prepaid expenses	(202,813)	2,576
Inventories	(599,572)	(78,027)
Accounts payable	253,039	38,260
Accounts payable - related parties	(86,658)	186,317
Accrued liabilities	14,468	30,173
Deferred revenues	(1,115,266)	(81,096)
Net cash used	(3,217,684)	(966,243)
Cash flows from investing activities:
Purchases of property, plant and equipment	(169,398)	(17,289)
Franchise fees and licenses related to joint venture	(152,609)	-
Proceeds from disposal of equipment	40,000	-
Net cash provided by (used in) investing activities	(282,007)	(17,289)
Cash flows from financing activities:
Equipment loan repayment	(300,000)	-
Long Term Loan Repayment	-	83,328
Advances from / (repayments to) related parties	(70,379)	294,558
Proceeds from short-term promissory note, related parties	50,000	650,000
Proceeds from the sale of common stock	6,468,000	-
Offering costs paid in connection with sale of common stock	(607,713)	-
Net cash (used in) provided by financing activities	5,539,908	1,027,886
Increase in cash and cash equivalents	2,040,217	44,354
Cash and cash equivalents at beginning of period	933,469	500
Cash and cash equivalents at end of period	$2,973,686	$44,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$3,635	$334

NON-CASH INVESTING AND FINANCING ACTIVITIES:		-
Conversion of convertible notes payable and accrued interest to common stock	56,592	535,054
Conversion of convertible preference shares and accrued dividend with common shares	-	8,757,479
Payment for marketing services with common stock	100,000
Conversion of accounts payable to common stock	100,000	-
Payment of equipment loan with common shares	1,182,681	-
Payment for equipment and intangible assets with common stock	4,000,000
Payment of related party accrued management fees and rent with common shares		525,000

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

The joint venture agreement calls for the Company to manufacture joint venture product and provide accounting, inventory management, staff training, and trade show and marketing services for the joint venture entity, and CCCC is required to provide online marketing and promotion, design and branding, brand management and development, trademark receipt, and sales and distribution services. CCCC is also required to ensure that Cheech Marin and Tommy Chong attend and make appearances at joint venture entity events. As an incentive to enter into this joint venture, CCCC was awarded 100,000,000 Green Globe International warrants with a Black-Scholes valuation of $0.0031 per share for a total valuation of $309,990 on the issue date. This theoretical value was expensed within general and administrative expense on the statement of operations.

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

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 have been prepared by us in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report for the fiscal year ended December 31, 2021 contained in our registration statement in form S-1 filed on March 24, 2022.

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

*

Includes $122,352 and $132,147 as of September 30, 2022 and December 31, 2021 respectively, due from UST Mexico, Inc. for Hemp products (72%) and manufacturing services (28%). See Note 11 for additional information on related party transactions related to receivables.

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

Depreciation expense totaled $68,388 and $73,032 for the nine months ended September 30, 2022 and 2021, respectively.

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

The loan is secured by the equipment, and the lender recently agreed to repayments of $50,000 per month, interest free, which would take approximately thirty months to retire the loan, assuming no additional paydowns were made by supplying smokable products. As of September 30, 2022 and December 31, 2021, the principal balance of the loan was $0 and $1,482,681, respectively. On January 6, 2022 the first payment of $50,000 was made to Titan Agency Management. The Company was granted forbearance with respect to further loan payments until the Company’s planned IPO was funded.

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

NOTE 9 – WARRANTS

The 750,000 Hempacco warrants issued to Jerry Halamuda and Dr. Stuart Titus in February 2021 were effectively cancelled on May 21, 2021, as a result of the merger and share exchange between Hempacco and Green Globe International, Inc. but not re-issued by Green Globe International, Inc. until November 11, 2021. The total number of replacement warrants issued was 27,173,925 at a strike price of $0.027600 which is the equivalent of 750,000 warrants exercisable at $1.00 each.

A Black-Scholes valuation discount of $149,831 was initially recorded. The discount was expensed as interest in the three months ended March 31, 2021. No further expense was incurred as a result of the modifications of the warrants to GGII warrants. The valuation discount represents the fair market value as derived by using the Black-Scholes formula, which produced an initial valuation of the Hempacco warrants of $0.4986 per share. The Black-Scholes formula applied to the GGII warrants on June 9, 2021 produced a valuation of $0.0138 per share.

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

In May 2021, Strategic Global Partners, Inc. was issued 170,000 Hempacco common shares as compensation for $170,000 worth of consulting services incurred since Hempacco’s inception by the CEO, Sandro Piancone, President and Owner of Strategic Global. On May 21, 2021, these shares were exchanged for 649,780,985 common shares of Green Globe International, Inc. Strategic Global Partners is a related party. Consulting expenses of $60,000 and $60,000 were recorded for the nine months ended September 30, 2022 and 2021 respectively. Unpaid consulting fee balances of $28,000 and $70,000 were outstanding as of September 30, 2022 and December 31, 2021, respectively.

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

On or about October 7, 2022, the Company accepted service in a suit filed in the United States District Court for the Southern District of New York by Long Side Ventures LLC, R & T Sports Marketing Inc., Sierra Trading Corp., Taconic Group LLC, KBW Holdings LLC, Robert Huebsch and Ann E. Huebsch, Joseph Camberato, Joseph Crook, Sachin Jamdar, Michael Matilsky, Gerard Scollan, and Daisy Arnold (collectively “Plaintiffs”) against Hempacco Co., Inc., Mexico Franchise Opportunity Fund, LP, Sandro Piancone, Jorge Olson, Neville Pearson, Stuart Titus, Jerry Halamuda, Retail Automated Concepts, Inc. f/k/a Vidbox Mexico Inc., and Vidbox Mexico S.A. De C.V. (collectively “Defendants”) (Case No. 1:22-cv-08152 (ALC)), alleging that (i) Plaintiffs previously received a judgment (the “Judgment”) in a New York state court action (the “State Action”) against Retail Automated Concepts, Inc. (“RAC”) and Vidbox Mexico S.A. De C.V. (“Vidbox Mexico”), for breach of promissory notes issued by RAC to Defendants in 2018 and guaranteed by Vidbox Mexico, and (ii) prior to the filing of the State Action, Defendants fraudulently transferred and commingled assets, specifically 600 retail kiosks, in order to avoid enforcement of the Judgment, with Plaintiffs seeking monetary damages from Defendants. Defendants anticipate filing a motion to dismiss for lack of personal jurisdiction and failure to state a claim, and on or about November 4, 2022, Defendants’ counsel sent the court a letter requesting a pre-trial conference to discuss Defendants’ anticipated motion to dismiss pursuant Rule 2(A) of the court’s Individual Rules of Practice. Defendants intend to defend the matter vigorously. It is too early to determine a potential liability.

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 17, 2022, the date of issuance of these financial statements.

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

On or about March 18, 2022, we borrowed $50,000 from Jerry Halamuda, one of our directors, and issued Mr. Halamuda a $50,000 promissory note, accruing interest at 8% per annum, which originally matured on June 18, 2022, and was extended to mature on December 18, 2022. The note is secured by 50,000 shares of our common stock.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2022, Compared to the Three and Nine Months Ended September 30, 2021

Revenue

During the three and nine months ended September 30, 2022, the Company generated $592,235 and $3,438,438, respectively, in revenue, compared to $377,221 and $911,007, respectively, in revenue during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2022, $575,295 and $3,415,518, respectively, of our revenue was from product sales to third parties, $16,940 and $22,940, respectively, was from product sales to related parties, $6,653 and $33,248, respectively, was from consulting and manufacturing services, and $6,824 and $8,890, respectively, was from kiosk sales, as compared to $218,166 and $542,728, respectively, in product sales to third parties, $95,517 and $95,517, respectively, in product sales to related parties, and $63,538 and $272,762, respectively, in consulting services during the three and nine months ended September 30, 2021. The increase in revenues during 2022, as compared to 2021, was as a result of us expanding product sales during 2022 as compared to 2021.

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

Net Loss

The Company had a net loss of $1,049,473 and $2,024,039, respectively, for the three and nine months ended September 30, 2022, compared to a net loss of $467,303 and $1,196,703 for the three and nine months ended September 30, 2021. The increase in net loss for the nine months ended September 30, 2022, significant additional one-off expenses were incurred in connection with our IPO on September 1, 2022 in addition to significantly increasing our operations during 2021 and into 2022, including the expensing of the $437,375 valuation of warrants issued to joint venture partners during the prior quarter ended March 31, 2022, partially offset by decreasing interest expense to $13,080 during the nine months ended September 30, 2022, compared to interest expense of $206,145 during the comparative period in 2021.

Assets & Liabilities

The following table sets forth key components of our balance sheet as of September 30, 2022, and December 31, 2021.

	As of
	September 30,	December 31,
	2022	2021

Current Assets	$5,197,591	$2,117,638
Property and Equipment	8,439,091	4,998,771
Total Assets	14,664,060	7,570,523
Current Liabilities	1,638,875	4,168,264
Total Liabilities	2,083,505	4,702,863
Stockholder’s Equity (for Hempacco)	2,726,535	2,867,660
Total Liabilities and Equity	$14,664,060	$7,570,523

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

At September 30, 2022, the Company had cash funds of $2,973,686.

Liquidity and Capital Resources

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Net cash used in operating activities	$(3,217,684)	(966,243)
Net cash provided by (used in) investing activities	(282,007)	(17,289)
Net cash provided by financing activities	5,539,908	1,027,886
Net change in cash	$(2,040,217)	44,354

Cash Flows from Operating Activities

We had cash used in operating activities of $3,217,684 in the nine months ended September 30, 2022, as compared to cash used in operating activities of $966,243 during the nine months ended September 30, 2021. The increase in cash used in operating activities of $2,251,441 for the nine months ended September 30, 2022, is primarily attributable to the increase in net operating loss of $2,024,039 plus increases in customer deferred revenues of $1,115,266 and an increase of $599,572 attributable to inventories.

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

Cash Flows from Financing Activities

We had cash provided by financing activities of $5,539,908 in the nine months ended September 30, 2022, as compared to cash provided by financing activities of $1,027,886 in the comparative period in 2021, with this increase primarily due to the receipt of $6,000,000 of gross proceeds from the sale of 1,000,000 shares of common stock in our IPO partially offset by the costs of the offering of $531,188 and a $300,000 cash loan repayment in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

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

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMPACCO CO., INC. (Registrant)

/s/ Sandro Piancone	Date: November 17, 2022
Sandro Piancone Chief Executive Officer (Principal Executive Officer)

/s/ Neville Pearson	Date: November 17, 2022
Neville Pearson Chief Financial Officer (Principal Financial and Accounting Officer)

