Form 10-K
period 2022-12-31
Hempacco Co., Inc.
filed 2023-05-15
CIK 1892480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 001-41487

HEMPACCO CO., INC.
(Exact name of Registrant as specified in its charter)

Nevada	83-4231457
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9925 Airway Road, San Diego, CA 92154

(Address of Principal Executive Office and Zip Code)

+1 (619) 779-0715

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	HPCO	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The registrant was not a public company as of June 30, 2022, the last day of its most recently completed second fiscal quarter, and therefore cannot calculate the aggregate market value of its voting and non-voting equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq capital market on August 30, 2022.

The number of shares of the registrant’s common stock outstanding as of March 28, 2023 was 28,281,505.

HEMPACCO CO., INC.

2022 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Annual Report regarding our plans, strategy and focus areas are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the impact of the COVID-19 pandemic (including the emergence of vaccine resistant COVID-19 variants), the ongoing war in Ukraine and its impact on the global economy, our history of losses since inception, our dependence on a limited number of customers for a significant portion of our revenue, the demand for hemp smokables products, our dependence on key members of our management and development team, and our ability to generate and/or obtain adequate capital to fund future operations. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” in our other publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Annual Report on Form 10-K. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K, and our consolidated financial statements for the years ended December 31, 2022 and 2021.

Hempacco Co., Inc., collectively with its subsidiaries, is referred to in this Form 10-K as “Hempacco”, “we”, “us”, “our”, “registrant”, or “Company”.

Overview

We are focused on Disrupting Tobacco™ by manufacturing and selling nicotine-free and tobacco-free alternatives to traditional cigarettes. We utilize a proprietary, patented spraying technology for terpene infusion and patent-pending flavored filter infusion technology to manufacture hemp- and herb-based smokable alternatives.

We have conducted research and development in the smokables space and are engaged in the manufacturing and sale of smokable hemp and herb products, including The Real Stuff™ Hemp Smokables. Our operational segments include private label manufacturing and sales, intellectual property licensing, and the development and sales of in-house brands using patented counter displays. Our private label customers include well-known and established companies in the cannabis and tobacco-alternatives industries, and we currently own approximately 600 kiosk vending machines which we plan to refurbish and use to distribute our products in a wider fashion under our HempBox Vending brand.

Our hemp cigarette production facility, located in San Diego, California, has the capacity to produce up to 30 million cigarettes monthly. From our facility, we can small-to-large quantities of product—from single displays of product to targeted retail locations to truckloads of product to private label customers—with in-house processing, packing, and shipping capabilities.

We believe that our manufacturing technologies will be a critical component of our success. We plan to continue to invest in research and development, and we currently have one approved patent and one patent pending with respect to our critical manufacturing processes. Our approved patent is an exclusivity patent to spray hemp with terpenes for flavoring or to add cannabidiol, which we refer to as CBD, or cannabigerol, which we refer to as CBG, and our pending patent relates to our flavored filter infusion  technology.

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

On October 12, 2022, we entered a Broadcasting and Billboard Agreement with FMW Media Works LLC (“FMW”) of Hauppauge, New York, for a period of three months. FMW will produce an informative TV show which will discuss the Company and its business, and as compensation, FMW was issued 63,292 shares of Company common stock.

In October 2022, we entered into a joint venture agreement with Sonora Paper Co., Inc., a California corporation (“Sonora”), to form a joint venture entity in Delaware, Hempacco Paper Co., Inc., which will market and sell hemp rolling papers. Pursuant to the agreement, the joint venture entity will be owned 80% by us and 20% by Sonora, we are required to manufacture and package joint venture product and provide accounting, inventory management, staff training, and trade show and marketing services for the joint venture entity, and Sonora is required to provide its patented and patent-pending technologies for the joint venture’s use, with the joint venture obligated to pay royalties of $0.0025 per paper cone manufactured by the joint venture entity and provide lodging for Sonora’s director, Daniel Kempton.

In November 2022, we entered into a joint venture agreement with High Sierra Technologies, Inc. (“High Sierra”), a Nevada corporation and subsidiary of High Sierra Technologies, Inc., a Colorado corporation, to form a joint venture entity in Nevada, Organipure, Inc., which will market and sell hemp smokables products. Pursuant to the agreement, the joint venture entity will be owned 50% by each of us and High Sierra, with each of us contributing $1,000 to the joint venture initially, we are required to manufacture joint venture product, High Sierra is required to process raw hemp biomass initially, and each of us is required to provide joint accounting, inventory management, staff training, and trade show and marketing services for the joint venture entity.

In January 2023, we entered into a joint venture agreement with Alfalfa Holdings, LLC (“Alfalfa”), a California limited liability company, to operate a joint venture entity in California, HPDG, LLC (the “Joint Venture”), which will market and sell hemp smokables products. Pursuant to the agreement, the Joint Venture will be owned 50% by each of us and Alfalfa, we are required to fund $10,000 to the Joint Venture, we are required to manufacture Joint Venture product and provide accounting, inventory management, staff training, and trade show and marketing services for the Joint Venture, and Alfalfa is required to provide online marketing and promotion, design and branding, and brand management and development services to the Joint Venture, as well as Snoop Dogg attendance and appearances at Joint Venture events subject to professional availability, and subject to a services agreement between Alfalfa, the Joint Venture, and Spanky’s Clothing, Inc., and Calvin Broadus, Jr. p/k/a “Snoop Dogg” (collectively “Talent”). Pursuant to that services agreement, the Joint Venture was required to cause us to issue (i) to Talent a fully vested warrant to acquire 450,000 shares of Company common stock at a strike price of $1.00 per share, and (ii) to Talent’s designee a fully vested warrant to acquire 50,000 shares of Company common stock at a strike price of $1.00 per share, and we issued those warrants to Talent and Talent’s designee as of January 30, 2023.

On February 9, 2023, we entered into an underwriting agreement with Boustead and EF Hutton, a division of Benchmark Investments, LLC (the “Representatives”) in connection with the public offering of additional shares of our common stock. The offering closed on February 11, 2023, and (i) we sold an aggregate of 4,830,000 shares of our common stock for total gross proceeds of $7,245,000, and (ii) we issued the Representatives 338,100 warrants to purchase shares of our common stock, exercisable from February 14, 2023, through February 10, 2028, and initially exercisable at $1.50 per share. After deducting underwriter commissions and offering expenses, the Company received net proceeds of $6,610,400 in the offering.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Before deciding to purchase, hold, or sell our common stock, you should consider carefully the risks described below in addition to the cautionary statements and risks described elsewhere in this Annual Report and in our other filings with the SEC, including our registration statements and subsequent reports on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition, results of operations or cash flows could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

Risks Related to our Financial Condition and Capital Requirements

Since inception, we have experienced operating losses and negative cash flows from operating activities and anticipate that we will continue to incur operating losses in the near future.

We have experienced operating losses to date and negative cash flows from operating activities. We expect to continue to incur significant expenses related to our expanding operations and to generate operating losses in the near future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.

We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If our products do not achieve sufficient market acceptance and our revenues do not increase significantly, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

If we are not able to successfully execute on our future operating plans, our financial condition and results of operation may be materially adversely affected, and we may not be able to continue as a going concern.

It is critical that we meet our sales goals and increase sales going forward as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. If we do not meet our sales goals, our available cash and working capital will decrease and our financial condition will be negatively impacted.

We may be unable to effectively manage future growth.

We may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Rapid growth of our business may significantly strain our management, operations and technical resources. If we are successful in obtaining large orders for its products, we will be required to deliver large volumes of products to our customers on a timely basis and at a reasonable cost. We may not obtain large-scale orders for our products and if we do, we may not be able to satisfy large-scale production requirements on a timely and cost-effective basis. Our inability to deal with this growth may have a material adverse effect on our business, financial condition, results of operations and prospects.

We will need additional financing in the future, which may not be available when needed or may be costly and dilutive.

We will require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

If we are unable to continue as a going concern, our securities will have little or no value.

Although our financial statements have been prepared under the assumption that we would continue our operations as a going concern, there is substantial doubt about our ability to continue as a going concern, based on our financial statements and results of operations at that time. Specifically, as noted above, we have experienced losses from operations and negative cash flows from operating activities due primarily to relatively high general and administrative expenses associated with launching our business, as well as an inventory obsolescence allowance expense. An inventory obsolescence allowance was created as a precautionary measure with regard to a large quantity of hemp biomass that is currently being used in production of our products, which we expect will be consumed within 6 to 12 months. All or a portion the allowance is expected to be credited back as other income as the biomass is used, but there is no guarantee that the biomass will be used, and that the allowance will be credited back as other income.

Although our audited financial statements for the years ended December 31, 2022 and 2021, were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the years ended December 31, 2022 and 2021, contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on our financial statements and results at that time, including our net loss of $7,134,957 during the year ended December 31, 2022, and our accumulated deficit of $10,463,048 as of December 31, 2022.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. In addition, as noted above, continued operations and our ability to continue as a going concern may be dependent on our ability to obtain additional financing in the near future and thereafter, and there are no assurances that such financing will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through sales of our products, financings or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our shareholders would likely lose most or all of their investment in us.

We have a limited operating history, and we may not be able to successfully operate our business or execute our business plan.

We were formed on April 1, 2019, and still early in our development stage. We are therefore subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of revenues. Given our limited operating history, it is hard to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early- stage enterprises. There is no assurance that we will be successful in achieving a return on shareholders' investment, and the likelihood of success must be considered in light of the early stage of our hemp smokables operations.

We may incur significant debt to finance our operations.

There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our indebtedness, or that we will not default on our debt, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet the Company's needs or to otherwise provide the capital necessary to conduct our business.

Risk Factors Relating to Our Business and Industry

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our target market: trendy, young consumers looking for a distinctive product tonality and/or the perceived benefits of hemp, CBD and CBG in their smokables as compared to nicotine or tobacco-based smokables. In addition, our business depends on acceptance by our independent distributors and retailers of our brands that have the potential to provide incremental sales growth. If we are not successful in the growth of our brand and product offerings, we may not achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. In addition, we may not be able to effectively execute our marketing strategies . Any failure of our brands to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

Our brand and image are keys to our business and any inability to maintain a positive brand image could have a material adverse effect on our results of operations.

Our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. We cannot predict whether our advertising, marketing and promotional programs will have the desired impact on our products' branding and on consumer preferences. In addition, negative public relations and product quality issues, including negative perceptions regarding the hemp industry, whether real or imagined, could tarnish our reputation and image of the affected brands and could cause consumers to choose other products. Our brand image can also be adversely affected by unfavorable reports, studies and articles, litigation, or regulatory or other governmental action, whether involving our products or those of our competitors.

Competition from traditional and large, well-financed tobacco or nicotine cigarette manufacturers or distributors may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

The smokables industry is highly competitive. We compete with other smokables companies, including with "Big Tobacco" manufacturers and distributors, not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, many of whom also distribute other smokables brands. Our products compete with both tobacco-based and hemp-based smokables, many of which are marketed by companies with substantially greater financial resources than ours. Some of these competitors are placing severe pressure on independent distributors not to carry competitive hemp brands such as ours. We also compete with regional hemp smokables producers and "private label" smokables suppliers.

Our direct competitors in the smokables industry include large domestic and international traditional tobacco companies and distributors as well as regional or niche smokables companies. These national and international competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than ours. We may not be able to grow our volumes or maintain our selling prices, whether in existing markets or as we enter new markets.

Increased competitor consolidations, market-place competition, particularly among branded hemp smokables products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce additional brands. We may not be successful in doing this, or it may take us longer than anticipated to achieve market acceptance of these new products and brands, if at all.

Other companies may be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our existing markets, as well as on our ability to expand the market for our products.

We compete in an industry characterized by rapid changes in consumer preferences and public perception, so our ability to continue developing new products to satisfy our consumers' changing preferences will determine our long-term success.

Failure to introduce new brands, products or product extensions into the marketplace as current ones mature and to meet our consumers' changing preferences could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary, and consumers' preferences and loyalties change over time. We may not succeed at innovating new products to introduce to our consumers. Customer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by the negative publicity associated with these issues. In addition, there may be a decreased demand for our products as a result of general economic conditions. If we do not adequately anticipate or adjust to respond to these and other changes in customer preferences, we may not be able to maintain and grow our brand image and our sales may be adversely affected.

We may be unable to respond effectively to technological changes in our industry, which could reduce the demand for our products.

Our future business success will depend upon our ability to maintain and enhance our product portfolio with respect to advances in technological improvements for certain products and market products that meet customer needs and market conditions in a cost-effective and timely manner. Maintaining and enhancing our product portfolio may require significant investments in licensing fees and royalties. We may not be successful in gaining access to new products that successfully compete or are able to anticipate customer needs and preferences, and our customers may not accept one or more of our products. If we fail to keep pace with evolving technological innovations or fail to modify our products and services in response to customers' needs or preferences, then our business, financial condition and results of operations could be adversely affected.

We may experience a reduced demand for some of our products due to health concerns and legislative initiatives against smokables products.

Consumers are concerned about health and wellness; public health officials and government officials are increasingly vocal about smoking, vaping, and their adverse consequences. There has been a trend among many public health advocates to pursue generalized reduction in consumption of smokables products, as well as increased public scrutiny, new taxes on smokables products, and additional governmental regulations concerning the marketing and labeling/packing of smokable products. Additional or revised regulatory requirements, whether labeling, tax or otherwise, could have a material adverse effect on our financial condition and results of operations. Further, increasing public concern with respect to smokables could reduce demand for our hemp smokables products.

Legislative or regulatory changes that affect our products, including new taxes, could reduce demand for products or increase our costs.

Taxes imposed on the sale of certain of our products by federal, state, and local governments in the United States, or other countries in which we operate could cause consumers to shift away from purchasing our hemp smokables products. These taxes could materially affect our business and financial results.

Our ability to develop, commercialize and distribute hemp smokables products and comply with laws and regulations governing cannabis, hemp or related products will affect our operational results.

As of December 31, 2021, more than 40 states had enacted legislation to establish hemp production programs pursuant to the 2018 farm bill (the Agricultural Improvement Act of 2018, the "2018 Farm Bill"), which legalized the regulated production of hemp.

The 2018 Farm Bill was signed into law on December 20, 2018. The 2018 Farm Bill removed hemp from the U.S. Controlled Substances Act (the "CSA") and established a federal regulatory framework for hemp production in the United States. Among other provisions, the 2018 Farm Bill: (a) explicitly amends the CSA to exclude all parts of the cannabis plant (including its cannabinoids, derivatives, and extracts) containing a delta-9 THC concentration of not more than 0.3% on a dry weight basis from the CSA's definition of "marihuana"; (b) permits the commercial production and sale of hemp; (c) precludes states, territories, and Indian tribes from prohibiting the interstate transport of lawfully-produced hemp through their borders; and (d) establishes the USDA as the primary federal agency regulating the cultivation of hemp in the United States, while allowing states, territories, and Indian tribes to obtain (or retain) primary regulatory authority over hemp activities within their borders after receiving approval of their proposed hemp production plan from the USDA. Any such plan submitted by a state, territory, or Indian tribe to the USDA must meet or exceed minimum federal standards and receive USDA approval. Any state, territory, or Indian tribe that does not submit a plan to the USDA, or whose plan is not approved by the USDA, will be regulated by the USDA; provided that, states retain the ability to prohibit hemp production within their borders.

Marijuana continues to be classified as a Schedule I substance under the CSA. As a result, any cannabinoids (including CBD) derived from marijuana, as opposed to hemp, or any products derived from hemp containing in excess of 0.3% THC on a dry-weight basis, remain Schedule I substances under U.S. federal law. Cannabinoids derived from hemp are indistinguishable from those derived from marijuana, and confusion surrounding the nature of our smokables products containing hemp or CBD, inconsistent interpretations of the definition of "hemp", inaccurate or incomplete testing, farming practices and law enforcement vigilance or lack of education could result in our products being intercepted by federal and state law enforcement as marijuana and could interrupt and/or have a material adverse impact on the Company's business. The Company could be required to undertake processes that could delay shipments, impede sales or result in seizures, proper or improper, that would be costly to rectify or remove and which could have a material adverse effect on the business, prospects, results of operations or financial condition of the Company. If the Company makes mistakes in processing or labeling, and THC in excess of 0.3% on a dry-weight basis is found in our products, the Company could be subject to enforcement and prosecution under local, state, and federal laws which would have a negative impact on the Company's business and operations.

Under the 2018 Farm Bill, states have authority to adopt their own regulatory regimes, and as such, regulations will likely continue to vary on a state-by-state basis. States take varying approaches to regulating the production and sale of hemp and hemp-derived products under state food and drug laws. The variance in state law and that state laws governing hemp production are rapidly changing may increase the chance of unfavorable law enforcement interpretation of the legality of Company's operations as they relate to the cultivation of hemp. Further, such variance in state laws that may frequently change increases the Company's compliance costs and risk of error.

While some states explicitly authorize and regulate the production and sale of hemp products or otherwise provide legal protection for authorized individuals to engage in commercial hemp activities, other states maintain outdated drug laws that do not distinguish between marijuana, hemp and/or hemp-derived CBD, resulting in hemp being classified as a controlled substance under state law. In these states, sale of CBD, notwithstanding origin, is either restricted to state medical or adult-use marijuana program licensees or remains otherwise unlawful under state criminal laws. Variance in hemp regulation across jurisdictions is likely to persist. This patchwork of state laws may, for the foreseeable future, materially impact the Company's business and financial condition, limit the accessibility of certain state markets, cause confusion amongst regulators, and increase legal and compliance costs.

On October 6, 2021, the California Assembly Bill Number 45 (“AB 45”) was passed into law. Despite the fact that industrial hemp is federally legal and not a controlled substance, this bill prohibits the sale of “inhalable” hemp products in California. However, the manufacture of inhalable hemp products for the sole purpose of sale in other states is not prohibited. This ban on any kind of smokable flower will remain in force until such time as the California Legislature enact a bill to tax the product. It is also legal to manufacture Delta-8 products containing less than 0.3% THC for sale in another state.

There are no express protections in the United States under applicable federal or state law for possessing or processing hemp biomass derived from lawful hemp not exceeding 0.3% THC on a dry weight basis and intended for use in finished product, but that may temporarily exceed 0.3% THC during the interim processing stages. While it is a common occurrence for hemp biomass to have variance in THC content during interim processing stages after cultivation but prior to use in finished products, there is risk that state or federal regulators or law enforcement could take the position that such hemp biomass is a Schedule I controlled substance in violation of the CSA and similar state laws. Further, there is a risk that state regulators and/or law enforcement may interpret provisions of state law prohibiting unlawful marijuana activity to apply to in-process hemp at any facility where we manufacture our hemp smokables products so that such activity is considered unlawful under state law.

In the event that the Company's operations are deemed to violate any laws or if we are deemed to be assisting others to violate a state or federal law, the Company could be subject to enforcement actions and penalties, and any resulting liability could cause the Company to modify or cease its operations.

Continued development of the industrial hemp and cannabis industries will be dependent upon new legislative authorization of industrial hemp and cannabis at the state level, and further amendment or supplementation of legislation at the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp and cannabis industries is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests. Any one of these factors could slow or halt use of industrial hemp and cannabis, which could negatively impact our business and financial results.

In addition, the general manufacture, labeling and distribution of our hemp smokables products is regulated by various federal, state, and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell products in the future.

The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increases the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to our business, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect the ability to operate our business and its financial results.

International expansion efforts would likely significantly increase our operational expenses.

We may in the future expand into other geographic areas, which could increase our operational, regulatory, compliance, reputational and foreign exchange rate risks. The failure of our operating infrastructure to support such expansion could result in operational failures and regulatory fines or sanctions. Future international expansion could require us to incur a number of up-front expenses, including those associated with obtaining regulatory approvals, as well as additional ongoing expenses, including those associated with infrastructure, staff and regulatory compliance. We may not be able to successfully identify suitable acquisition and expansion opportunities or integrate such operations successfully with our existing operations.

Our reliance on distributors, retailers and brokers could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products, including tobacco-based or nicotine-based smokables products, and our products may represent a small portion of their businesses. The success of our distribution network will depend on the performance of the distributors, retailers, and brokers in our network. There is a risk they may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our product. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other hemp smokables companies who have greater resources than we do. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Furthermore, such third parties' financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sales activities.

Our ability to maintain and expand our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include:

•	the level of demand for our brands and products in a particular distribution area;
•	our ability to price our products at levels competitive with those of competing products; and
•	our ability to deliver products in the quantity and at the time ordered by distributors, retailers and brokers.

We may not be able to successfully manage all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve success with regards to any of these factors in a geographic distribution area will have a material adverse effect on our relationships in that particular geographic area, thus limiting our ability to maintain or expand our market, which will likely adversely affect our revenues and financial results.

We incur significant time and expense in attracting and maintaining key distributors, and loss of distributors or retails accounts would harm our business.

Our marketing and sales strategy depends in large part on the availability and performance of our independent distributors. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from some of our distributors. We may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

We currently have approximately ten distributors who service numerous retail accounts. If we were to lose any of our distributors, or if they were to lose national, regional or larger retail accounts, our financial condition and results of operations could be adversely affected. While we continually seek to expand and upgrade our distributor network, we may not be able to maintain our distributor or retailer base. The loss of any of our distributors, or their significant retail accounts, could have adverse effects on our revenues, liquidity and financial results, could negatively impact our ability to retain our relationships with our other distributors and our ability to expand our market, and would place increased dependence on our other independent distributors and national accounts.

The COVID-19 pandemic has and could continue to negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, and it has since spread throughout other parts of the world, including the United States. Any outbreak of contagious diseases or other adverse public health developments could have a material adverse effect on our business operations. These impacts to our operations have included, and could again in the future include, disruptions or restrictions on the ability of our employees and customers to travel or our ability to pursue collaborations and other business transactions, travel to customers and/or promote our products at conferences or other live events, oversee the activities of our third-party manufacturers and suppliers. We may also be impacted by the temporary closure of the facilities of suppliers, manufacturers or customers.

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, placed significant restrictions on travel and many businesses announced extended closures. These travel restrictions and business closures have and may in the future adversely impact our operations locally and worldwide, including our ability to manufacture, market, sell or distribute our products. Such restrictions and closure have caused or may cause temporary closures of the facilities of our suppliers, manufacturers or customers. A disruption in the operations of our employees, suppliers, customers, manufacturers or access to customers would likely impact our sales and operating results. We are continuing to monitor and assess the effects of the COVID-19 pandemic on our commercial operations; however, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak and speed of vaccinations, and the length of the travel restrictions and business closures imposed by the governments of impacted countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

We rely on suppliers, manufacturers and contractors, and events adversely affecting them would adversely affect us.

The Company intends to maintain a full supply chain for the provision of its hemp-based smokables products. Due to the novel and variable regulatory landscape for hemp and CBD production in the United States, the Company's third-party hemp and hemp smokables suppliers, manufacturers and contractors may elect, at any time, to decline or withdraw services necessary for the Company's operations. Loss of these suppliers, manufacturers and contractors, including for non-hemp-based ingredients in the Company's hemp smokables products, may have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

In addition, any significant interruption, negative change in the availability or economics of the supply chain or increase in the prices for the ingredients in the Company's products provided by any such third-party suppliers, manufacturers and contractors could materially impact the Company's business, financial condition, results of operations and prospects. Any inability to secure required supplies or to do so on appropriate terms could have a materially adverse impact on the Company's business, financial condition, results of operations and prospects.

We have a single customer that accounts for a substantial portion of our revenues, and our business would be harmed were we to lose this customer.

Sales to one of our customers, HBI International, made up approximately 34.2%  of our revenues for the twelve months ended December 31, 2022, and the balance receivable from HBI International at December 31, 2022, represents approximately 31.2% of the total accounts receivable balances as of that date. We do not have a binding purchase agreement with this customer, and were we to lose this customer, our revenues would significantly decline, and our business would be harmed.

Wholesale price volatility may adversely affect operations.

The hemp smokables industry is margin-based with gross profits typically dependent on the excess of sales prices over costs. Consequently, profitability is sensitive to fluctuations in wholesale and retail prices caused by changes in supply (which itself depends on other factors such as weather, fuel, equipment and labor costs, shipping costs, economic situation and demand), taxes, government programs and policies for the hemp smokables and hemp industries (including price controls and wholesale price restrictions that may be imposed by government agencies responsible for the regulation of hemp and/or smokables products), and other market conditions, all of which are factors beyond the control of the Company. The Company's operating income will be sensitive to changes in the price of hemp and other product ingredients, and the overall condition of the hemp and smokables industries, as the Company's profitability is directly related to the price of hemp and our other smokables ingredients. There is currently not an established market price for hemp, and the price of hemp is affected by numerous factors beyond the Company's control. Ingredient price volatility may have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company may sustain losses that cannot be recovered through insurance or other preventative measures.

There is no assurance that the Company will not incur uninsured liabilities and losses as a result of the conduct of its business. While the Company currently has some liability insurance coverage, it does not have broad coverage at high levels. The Company plans to continue to review its liability coverage in the light of its expanding operations in order to insure against potential major insurable liabilities. Should uninsured losses occur, shareholders could lose their invested capital.

The Company may be subject to product liability claims and other claims of our customers and partners.

The sale of hemp smokables products to consumers involves a certain level of risk of product liability claims and the associated adverse publicity. Because use of the Company's hemp smokables products could cause injury to consumers if packaging or ingredients are defective, we are subject to a risk of claims for such injuries and damages. We could also be named as co-parties in product liability suits that are brought against manufacturing partners that produce our hemp smokables products, packaging for those products, or the ingredients in those products.

In addition, our customers and partners may bring suits against us alleging damages for the failure of our products to meet stated specifications or other requirements. Any such suits, even if not successful, could be costly, disrupt the attention of our management and damage our negotiations with distributors and/or customers. Any attempt by us to limit our product liability in our contracts may not be enforceable or may be subject to exceptions. While we do have product liability insurance, our amounts of coverage may be inadequate to cover all potential liability claims. Insurance coverage, particularly as it relates to products relating to the hemp industry, is expensive, and additional coverage may be difficult to obtain. Also, additional insurance coverage may not be available in the future on acceptable terms and may not be sufficient to cover potential claims. We cannot be sure that our contract manufacturers or manufacturing partners who produce our hemp smokables products, packaging and ingredients will have adequate insurance coverage themselves to cover against potential claims. If we experience a large insured loss, it may exceed any insurance coverage limits we have at that time, or our insurance carrier may decline to cover us or may raise our insurance rates to unacceptable levels, any of which could impair our financial position and potentially cause us to go out of business.

If we encounter product recalls or other product quality issues, our business may suffer.

Product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish our image and could cause consumers to choose other products. In addition, because of changing government regulations or implementation thereof, or allegations of product contamination, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image.

It is difficult to predict the timing and amount of our sales, and as a result our sales forecasts are uncertain.

Many of our white label clients (clients who we manufacture product for, and which product is labeled with the clients' own branding and then sold by the clients) are required to place minimum orders with us, but we cannot accurately predict what our sales will be. As to our own brand of smokables, The Real Stuff, the number of stores where our product is available continues to increase each month, providing a major indicator of future product demand. However, such an indicator is not dispositive, and our sales forecasts are uncertain.

Our independent distributors and national accounts are not generally required to place minimum monthly orders for our products. In order to reduce their inventory costs, independent distributors typically order products from us on a "just in time" basis in quantities and at such times based on the demand for the products in a particular distribution area. Accordingly, we cannot accurately predict the timing or quantity of purchases by any of our independent distributors or whether any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. Additionally, our larger distributors and regional partners may make orders that are larger than we have historically been required to fill. Shortages in inventory levels, supply of raw materials or other key supplies could also negatively affect us.

If we do not adequately manage our inventory levels, our operating results could be adversely affected.

We need to maintain adequate inventory levels to be able to deliver products to distributors on a timely basis. Our inventory supply depends on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products, seasonal promotions and new markets. If we materially underestimate demand for our products or are unable to maintain sufficient inventory of raw materials, we might not be able to satisfy demand on a short-term basis. If we overestimate distributor or retailer demand for our products, we may end up with too much inventory, resulting in higher storage costs, increased trade spend and the risk of inventory spoilage. If we fail to manage our inventory to meet demand, we could damage our relationships with our distributors and retailers and could delay or lose sales opportunities, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and retailers is too high, they will not place orders for additional products, which would also unfavorably impact our sales and adversely affect our operating results.

Increases in costs or shortages of raw materials could harm our business and financial results.

In addition to the primary ingredient, the hemp blend, other principal ingredients we use include (but are not limited to) paper wrappers, filters, glue, terpenes, labels and cardboard cartons. These manufacturing and ingredient costs are subject to fluctuation. Substantial increases in the prices of ingredients, raw materials and packaging materials, used to produce our products, to the extent that they cannot be recouped through increases in the prices of finished hemp smokables products, would increase our operating costs and could reduce our profitability. If the supply of these raw materials is impaired or if prices increase significantly, it could affect the affordability of our products and reduce sales.

If we or any contract manufacturers we may use are unable to secure sufficient ingredients or raw materials including hemp, the various paper products and filters, and other key supplies, we might not be able to satisfy demand for our hemp smokables products on a short-term basis. Moreover, in the past there have been industry-wide shortages of hemp, papers and other ingredients in our products, and these shortages could occur again from time to time in the future, which could interfere with and delay production of our products and could have a material adverse effect on our business and financial results.

In addition, suppliers could fail to provide ingredients or raw materials on a timely basis, or fail to meet our performance expectations, for a number of reasons, including, for example, disruption to the global supply chain as a result of the COVID-19 pandemic, which could cause a serious disruption to our business, increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition.

Increases in costs of energy and increased regulations may have an adverse impact on our gross margin.

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. If fuel prices increase, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials. It is hard to predict what will happen in the fuel markets in 2023 and beyond. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.

Our ability, through our suppliers, business partners, contract manufacturers, independent distributors and retailers, to make, move and sell products is critical to our success. Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as COVID-19, influenza, and other viruses, labor strikes or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations.

If we are unable to attract and retain key personnel, our efficiency and operations would be adversely affected; in addition, staff turnover causes uncertainties and could harm our business.

Our success depends on our ability to attract and retain highly qualified employees in such areas as finance, sales, marketing and product development and distribution. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. We may not be able to provide our employees with competitive salaries, and our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

Recently, we have experienced significant changes in our sales personnel, and more could occur in the future. Changes to operations, policies and procedures, which can often occur with the appointment of new personnel, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, transition periods are often difficult as the new Company personnel gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Employee turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our financial condition and profitability may suffer.

Further, to the extent we experience additional personnel turnover, our operations, financial condition and employee morale could be negatively impacted. If we are unable to attract and retain qualified management and sales personnel, our business could suffer. Moreover, our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness such as COVID-19.

If we lose the services of our Chief Executive Officer, our future operations could be impaired until such time as a qualified replacement can be found.

Our business plan relies significantly on the continued services of Sandro Piancone, our Chief Executive Officer. If we were to lose the services of Mr. Piancone, our ability to obtain new business and new strategic partners, as well as our ability to manage our operations, could be materially impaired.

We are required to indemnify our directors and officers.

Our Articles of Incorporation and Bylaws provide that we will indemnify our officers and directors to the maximum extent permitted by Nevada law, provided that the officer or director did not act in bad faith or breach his or her duty to us or our stockholders, or that it is more likely than not that it will ultimately be determined that the officer or director has met the standards of conduct which make it permissible for under Nevada law for the Company to indemnify the officer or director. If we were called upon to indemnify an officer or director, then the portion of its assets expended for such purpose would reduce the amount otherwise available for the Company's business.

If we fail to protect our trademarks and trade secrets, we may be unable to successfully market our products and compete effectively.

We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets, as crucial to our business and our success. However, the steps taken by us to protect these proprietary rights may not be adequate and may not prevent third parties from infringing or misappropriating our trademarks, trade secrets or similar proprietary rights. In addition, other parties may seek to assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.

Disruptions to our information technology systems due to cyber-attacks or our failure to upgrade and adjust our information technology systems, may materially impair our operations, hinder our growth and materially and adversely affect our business and results of operations.

We believe that an appropriate information technology, or IT, infrastructure is important in order to support our daily operations and the growth of our business. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems or respond to changes in our business needs, we may not be able to effectively manage our business, and we may fail to meet our reporting obligations. Additionally, if our current arrangements and plans are not operated as planned, we may not be able to effectively recover our information system in the event of a crisis, which may materially and adversely affect our business and results of operations.

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting businesses such as ours. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. We can provide no assurance that our current IT system or any updates or upgrades thereto and the current or future IT systems of our potential distributors use or may use in the future, are fully protected against third-party intrusions, viruses, hacker attacks, information or data theft or other similar threats. Legislative or regulatory action in these areas is also evolving, and we may be unable to adapt our IT systems or to manage the IT systems of third parties to accommodate these changes. We have experienced and expect to continue to experience actual or attempted cyber-attacks of our IT networks. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future.

Our business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our hemp smokables products, including contents, labels, and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production batch or "run" is not in compliance with any of these regulations, we may be fined, or production may be stopped, which would adversely affect our financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we cannot anticipate whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

Significant additional labeling or warning requirements may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the chemical content or perceived adverse health consequences of our hemp smokables products. These types of requirements, if they become applicable to one or more of our products under current or future environmental or health laws or regulations, may inhibit sales of such products. In California, a law requires that a specific warning appear on any product that contains a component listed by the state as having been found to cause cancer or birth defects. This law recognizes no generally applicable quantitative thresholds below which a warning is not required. If a component found in one of our products is added to the list, or if the increasing sensitivity of detection methodology that may become available under this law and related regulations as they currently exist, or as they may be amended, results in the detection of an infinitesimal quantity of a listed substance in one of our hemp smokables products produced for sale in California, the resulting warning requirements or adverse publicity could affect our sales.

Our industry may become subject to expanded regulation and increased enforcement by the Food and Drug Administration (FDA) and the Federal Trade Commission (FTC).

The FDA under the Federal Food, Drug, and Cosmetic Act regulates the formulation, manufacturing, packaging, labeling, and distribution of food, dietary supplements, drugs, cosmetic, medical devices, biologics, and tobacco products. Our products are subject to law and regulation by the FDA. Moreover, the regulatory status of our products are currently in a state of flux as the FDA attempts to determine the appropriate manner in which to regulate these products. Thus, the regulatory approach is still evolving, and we may be required to seek the FDA's approval to market our products. It is also possible that the FDA may simply issue a regulation setting forth the conditions in which such products may be marketed, or it may simply prohibit these products. However, because the FDA's regulatory process is subject to change, we cannot predict the likely outcome. In addition, the FTC under the Federal Trade Commission Act ("FTC Act") requires that product advertising be truthful, substantiated and not misleading. We believe that our advertising meets these requirements. However, the FTC may bring a challenge at any time to evaluate our compliance with the FTC Act. In addition, most states where our products are legal provide their own regulatory guidelines and regulations in connection with cigarette or other smokable product sales. Any failure by us to remain current on state regulatory changes could negatively affect our ability to operate our business.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all U.S. and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, our policies and procedures may not ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

Climate change may negatively affect our business.

There is growing concern that a gradual increase in global average temperatures may cause an adverse change in weather patterns around the globe resulting in an increase in the frequency and severity of natural disasters. Changing weather patterns could have a negative impact on agricultural productivity, which may limit availability or increase the cost of certain key ingredients such as hemp, natural flavors and other ingredients used in our products. Also, increased frequency or duration of extreme weather conditions may disrupt the productivity of our facilities, the operation of our supply chain or impact demand for our products. In addition, the increasing concern over climate change may result in more regional, federal and global legal and regulatory requirements and could result in increased production, transportation and raw material costs. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

Our business and operations would be adversely impacted in the event of a failure or interruption of our information technology infrastructure or as a result of a cybersecurity attack.

The proper functioning of our own information technology (IT) infrastructure is critical to the efficient operation and management of our business. We may not have the necessary financial resources to update and maintain our IT infrastructure, and any failure or interruption of our IT system could adversely impact our operations. In addition, our IT is vulnerable to cyberattacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. We believe that we have adopted appropriate measures to mitigate potential risks to our technology infrastructure and our operations from these IT-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of any such IT failures or disruptions, we could potentially be subject to downtimes, transactional errors, processing inefficiencies, operational delays, other detrimental impacts on our operations or ability to provide products to our customers, the compromising of confidential or personal information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Our results of operations may fluctuate from quarter to quarter for many reasons, including seasonality.

Our sales may be seasonal, and we experience fluctuations in quarterly results as a result of many factors. We expect to generate a greater percentage of our revenues during the warm weather months of April through September. Timing of customer purchases will vary each year, and sales can be expected to shift from one quarter to another. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

In addition, our operating results may fluctuate due to a number of other factors including, but not limited to:

•

Our ability to maintain, develop and expand distribution channels for current and new products, develop favorable arrangements with third party distributors of our products and minimize or reduce issues associated with engaging new distributors and retailers, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of our products in each new distributor's network;

•

Unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of our products that they are carrying at any time;

•

Our ability to manage our resources to sufficiently support general operating activities, promotion allowances and slotting fees, promotion and selling activities, and capital expansion, and our ability to sustain profitability;

•

Our ability to meet the competitive response by much larger, well-funded and established companies currently operating in the hemp smokables industry, as we introduce new competitive products, and our hemp smokables products; and

•	Competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors.

Due to these and other factors, our results of operations have fluctuated from period to period and may continue to do so in the future, which could cause our operating results in a particular quarter to fail to meet market expectations.

Changes in our effective tax rate may impact our results of operations.

We are subject to taxes in the U.S. and other jurisdictions. Tax rates in these jurisdictions may be subject to significant change due to economic and/or political conditions. A number of other factors may also impact our future effective tax rate including:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in valuation of our deferred tax assets and liabilities;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired intangibles and impairment of goodwill in connection with acquisitions;
•	changes in availability of tax credits, tax holidays, and tax deductions;
•	changes in share-based compensation; and
•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles.

Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities could have a material impact on the results of our operations. Further, we may be unable to utilize our net operating losses in the event a change in control is determined to have occurred.

Global economic, political, social and other conditions, including the COVID-19 pandemic, may continue to adversely impact our business and results of operations.

The hemp smokables industry can be affected by macro-economic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. Adverse economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. If we experience similar adverse economic conditions in the future, sales of our products could be adversely affected, collectability of accounts receivable may be compromised, and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.

Additionally, while the extent of the continued impact on our business and financial condition is unknown at this time, we may continue to be negatively affected by COVID-19 and actions taken to address and limit the spread of COVID-19, such as travel restrictions, event cancellations, and limitations affecting the supply of labor and the movement of raw materials and finished products. If available manufacturing capacity is reduced as a result of COVID-19, it could negatively affect the timely supply, pricing and availability of finished products. Moreover, we will also be negatively impacted by current and future closures of retail locations and independent accounts, will likely negatively affect our revenues and cash flows. Although the current status of retail and convenience chains remains unknown at this time, the future closure of these types of establishments will also likely adversely impact our business and financial condition.

Overall, the Company does not yet know the full extent of potential delays or impacts on its business, financing activities, or the global economy as a whole. However, these effects could have a material impact on the Company's liquidity, capital resources, operations and business and those of third parties on which we rely.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the on-going military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of this military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, Russia's prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People's Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S denominated banknotes to Russia or persons located there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds and sell the shares we are offering. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

The United States generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, stock-based compensation, inventory, revenue recognition, trade spend and promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could adversely affect our reported financial results.

Risks Related to Owning Our Stock

We may not be able to satisfy the continued listing requirements of Nasdaq or obtain or maintain a listing of our common stock on Nasdaq.

We must meet certain financial and liquidity criteria to maintain the listing of our common stock on the Nasdaq Capital Market. If we violate Nasdaq's listing requirements, or if we fail to meet any of Nasdaq's listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our shareholders' ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

The recent listing our common stock on Nasdaq has increased our regulatory burden.

Our common stock was listed on the Nasdaq Capital Market under the symbol "HPCO" on August 30, 2022, and we became subject to the continuous and timely disclosure requirements of Nasdaq’s exchange rules, regulations and policies. We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial management control systems to manage our obligations as a public company listed on Nasdaq. These areas include corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal controls over financial reporting. However, we cannot assure holders of our shares that these and other measures that we might take will be sufficient to allow us to satisfy our obligations as a public company listed on Nasdaq on a timely basis and that we will be able to maintain compliance with applicable listing requirements. In addition, compliance with reporting and other requirements applicable to public companies listed on Nasdaq increases our operational costs and requires the time and attention of management. We cannot predict the amount of the additional costs that we will incur as a result of being a publicly traded company, the timing of such costs or the effects that management's attention to these matters will have on our business.

The market price of our common stock may fluctuate, and you could lose all or part of your investment.

The market price of our common stock may fluctuate significantly in response to several factors, most of which we cannot control, including:

•	actual or anticipated variations in our periodic operating results;
•	increases in market interest rates that lead investors of our common stock to demand a higher investment return;
•	changes in earnings estimates;
•	changes in market valuations of similar companies;
•	actions or announcements by our competitors;
•	adverse market reaction to any increased indebtedness we may incur in the future;
•	additions or departures of key personnel;
•	actions by shareholders;
•	speculation in the media, online forums, or investment community; and
•	our ability to maintain the listing of our common stock on the Nasdaq.

We do not intend to pay any cash dividends on our shares of common stock in the near future, so our shareholders will not be able to receive a return on their shares unless they sell their shares.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. There is no assurance that future dividends will ever be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell their shares, and they may be unable to sell their shares on favorable terms or at all.

We are majority-owned by Green Globe International, Inc. ("GGII"), and a small group of Company officers and directors hold a majority of the control of GGII.

As of May 1, 2023, the Company was a majority-owned subsidiary of GGII with GGII owning approximately 62% of our outstanding shares of common stock. The Company's key officers and directors beneficially owned a significant portion of GGII's outstanding common stock and a majority of GGII's outstanding preferred stock. By virtue of such stock ownership, those principal GGII shareholders are able to control the election of the members of GGII's Board of Directors. In turn, GGII, by virtue of its majority ownership of the Company, is able to control the election of the members of our Board of Directors. As a result, those principal GGII shareholders can generally exercise control over the affairs of the Company, including the election and removal of members of our board of directors, amending our Articles of Incorporation and Bylaws, and adopting measures that could delay or prevent a change of control.

Such concentration of ownership and control could have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. There can be no assurance that conflicts of interest will not arise with respect to our key officers and directors, or that such conflicts will be resolved in a manner favorable to the Company.

Our executive officers and the majority of our directors are also officers and directors of our majority owner, GGII, and conflicts of interest may arise as a result.

Because our executive officers and a majority of our directors are also officers and directors of GGII, conflicts of interest between us and GGII may arise, including with respect to how our management evaluates acquisition and other business development opportunities, hiring opportunities, and financing opportunities. There can be no assurance that conflicts of interest will be resolved in a manner favorable to the Company.

We are a “controlled company” within the meaning of the listing rules of Nasdaq and, as a result, can rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.

Because GGII owns a majority of our common stock, we are a “controlled company” as defined under the listing rules of Nasdaq. Under Nasdaq listing rules, controlled companies are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group, or another company. For as long as we remain a controlled company, we are permitted to elect to rely on certain exemptions from Nasdaq’s corporate governance rules, including the following:

•	an exemption from the rule that a majority of our board of directors must be independent directors;
•	an exemption from the rule that our compensation committee be composed entirely of independent directors;
•	an exemption from the rule that our director nominees must be selected or recommended solely by independent directors or a nominating committee composed solely of independent directors;

Although we do not intend to rely on the “controlled company” exemptions to Nasdaq’s corporate governance rules, we could elect to rely on these exemptions in the future. If we elected to rely on the “controlled company” exemptions, a majority of the members of our board of directors might not be independent directors, our nominating and corporate governance and compensation committees might not consist entirely of independent directors upon closing of the offering, and you would not have the same protection afforded to shareholders of companies that are subject to Nasdaq’s corporate governance rules.

We may need funding from GGII in the future, which may not be available when needed.

During the twelve months ended December 31, 2022, GGII advanced $333,273 in funding to us. We may need additional funding from GGII in the future, which may not be available when needed depending on a number of factors, including GGII’s operating plans and results, GGII’s business performance, the status and cost of litigation GGII may be involved in, and other factors affecting the financial condition of GGII which we cannot control.

Additionally, if securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our common stock. In connection with this offering, we will enter into a lock-up agreement that prevents us, subject to certain exceptions, from offering additional shares of capital stock for up to six months after the closing of this offering, as further described in the section titled "Underwriting." In addition to any adverse effects that may arise upon the expiration of these lock-up agreements, the lock-up provisions in these agreements may be waived, at any time and without notice. If the restrictions under the lock-up agreements are waived, our common stock may become available for resale, subject to applicable law, including without notice, which could reduce the market price for our common stock.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our common stock.

We are authorized to issue "blank check" preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.

Our articles of incorporation authorize us to issue up to 50,000,000 shares of "blank check" preferred stock, meaning our board of directors can designate the rights and preferences of classes or series of such preferred stock without shareholder approval. Any preferred stock that we issue in the future may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The Securities and Exchange Commission, or the SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser's written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore shareholders may have difficulty selling their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022 and 2021, we leased office, manufacturing and storage facilities of approximately 6,300 square feet for our corporate headquarters in San Diego, California. The property is leased from a related party, and the 6-year lease will expire on December 31, 2025.

Subsequent to the date of this report, the Company’s subsidiary, Hempacco paper Co., Inc. entered into a one-year lease for approximately 43,000 sf of manufacturing space in Tijuana, Mexico. The landlord, US Tobacco de Mexico is a related party, and the Company has also guaranteed the master lease on this building.

We believe our facilities are adequate and suitable for our current needs and that suitable additional or alternative space will be available to accommodate our operations if needed.

ITEM 3. LEGAL PROCEEDINGS

                On or about October 7, 2022, the Company accepted service in a suit filed in the United States District Court for the Southern District of New York by Long Side Ventures LLC, R & T Sports Marketing Inc., Sierra Trading Corp., Taconic Group LLC, KBW Holdings LLC, Robert Huebsch and Ann E. Huebsch, Joseph Camberato, Joseph Crook, Sachin Jamdar, Michael Matilsky, Gerard Scollan, and Daisy Arnold (collectively “Plaintiffs”) against Hempacco Co., Inc., Mexico Franchise Opportunity Fund, LP, Sandro Piancone, Jorge Olson, Neville Pearson, Stuart Titus, Jerry Halamuda, Retail Automated Concepts, Inc. f/k/a Vidbox Mexico Inc., and Vidbox Mexico S.A. De C.V. (collectively “Defendants”) (Case No. 1:22-cv-08152 (ALC)), alleging that (i) Plaintiffs previously received a judgment (the “Judgment”) in a New York state court action (the “State Action”) against Retail Automated Concepts, Inc. (“RAC”) and Vidbox Mexico S.A. De C.V. (“Vidbox Mexico”), for breach of promissory notes issued by RAC to Defendants in 2018 and guaranteed by Vidbox Mexico, and (ii) prior to the filing of the State Action, Defendants fraudulently transferred and commingled assets, specifically 600 retail kiosks, in order to avoid enforcement of the Judgment, with Plaintiffs seeking monetary damages from Defendants. On or about November 29, 2022, the court granted Defendants’ request to file a motion to dismiss the suit, and on December 30, 2022, Defendants filed the motion to dismiss the suit for failure to state a claim and lack of personal jurisdiction. Defendants believe the suit is without merit and intend to defend the matter vigorously.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Capital Market tier of The Nasdaq Stock Market, LLC, under the symbol “HPCO” and has been publicly traded since August 30, 2022. Prior to that date, there was no public market for our stock.

Holders

As of March 28, 2023, there were 42 stockholders of record of our common stock. The number of record holders does not include the number of stockholders that hold shares in “street name” through banks, brokers and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities and Use of Proceeds

During the three months ended December 31, 2022, we did not issue any unregistered securities except as set forth below.

On October 4, 2022, we issued North Equities USA Ltd. (“North”) 41,494 shares of Company common stock for six months of marketing services to be rendered by North to us, commencing on September 19, 2022, and including content management for our YouTube channel, establishment of a brand ambassador, and social media services.

On October 12, 2022, we entered a Broadcasting and Billboard Agreement with FMW Media Works LLC (“FMW”) of Hauppauge, New York, for a period of three months. FMW will produce an informative TV show which will discuss the Company and its business, and as compensation, FMW was issued 63,292 shares of Company common stock.

The above-described shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, the shareholders were accredited and/or financially sophisticated and the transactions did not involve a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Annual Report regarding our plans, strategy and focus areas are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the impact of the COVID-19 pandemic (including the emergence of vaccine resistant COVID-19 variants), the ongoing war in Ukraine and its impact on the global economy, our history of losses since inception, our dependence on a limited number of customers for a significant portion of our revenue, the demand for hemp smokables products, our dependence on key members of our management and development team, and our ability to generate and/or obtain adequate capital to fund future operations. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” in our other publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Annual Report on Form 10-K. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

Hempacco Co., Inc., collectively with its subsidiaries, is referred to in this Form 10-K as “Hempacco”, “we”, “us”, “our”, “registrant”, or “Company”.

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

Results of Operations

For the Twelve Months Ended December 31, 2022, Compared to the Twelve Months Ended December 31, 2021

Revenue

During the twelve months ended December 31, 2022, the Company generated revenues of $3,967,340, compared to $1,187,273 in revenue during the twelve months ended December 31, 2021. During the twelve months ended December 31, 2022, $3,861,205 of our revenue was from product sales to third parties, $60,626 was from product sales to related parties, $43,409 was from manufacturing services to third parties, and $2,100 was from consulting services to related parties, as compared to $805,369 in product sales to third parties, $139,114 in product sales to related parties, and $242,190 in manufacturing services to third parties and $0 in consulting services to related parties during the twelve months ended December 31, 2021. The increase in revenues during 2022, as compared to 2021, was as a result of us expanding product sales during 2022 as compared to 2021.

v

Operating Costs and Expenses

The Company had total cost of goods sold of $3,728,294 and $850,901, during the twelve months ended December 31, 2022 and 2021, respectively. The increase in relative total cost of goods sold is primarily due to increasing sales and production in the twelve months ended December 31, 2022, as compared to the same period in 2021.

The Company incurred general and administrative expenses of $2,639,285 during the twelve months ended December 31, 2022, which included a one-time charge of $437,375 during the quarter ended March 31, 2022, for the valuation of warrants of our parent company issued to two joint venture partners as an inducement to enter into joint venture agreements with us, compared to $981,676 during the twelve months ended December 31, 2021. The Company also incurred related party general and administrative expenses of $606,842 during the twelve months ended December 31, 2022, consisting of senior management consulting fees and rent payable on our premises leased in San Diego, California, compared to related party general and administrative expenses of $469,259 during the twelve months ended December 31, 2021, for related party fees and rent. The landlord, Primus Logistics, is 90%-owned by Sandro Piancone, the Company’s CEO.

The Company’s sales and marketing expenses increased to $858,296, during the twelve months ended December 31, 2022, compared to sales and marketing expenses of $542,680 during the twelve months ended December 31, 2021, as a result of us significantly expanding sales and marketing activities during the 2021 and 2022 fiscal years as we expanded our operations. The Company also incurred related party sales and marketing expense of $26,660 during the twelve months ended December 31, 2022 compared to $0 during the twelve month ended December 31, 2021.

The Company incurred a one-time charge of $1,721,663 as a value reduction of certain assets that were being carried in excess of their net realizable values and a one-time allowance for the potential non-payment of certain inter-company receivable in the amount of $1,470,522.

Net Loss

The Company had a net loss of $7,134,957 and $1,870,675 respectively, for the twelve months ended December 31, 2022 and 2021. The increase in net loss for the twelve months ended December 31, 2022, was due primarily to significant additional one-off expenses incurred in connection with the initial public offering of our common stock on or about September 1, 2022 (our “IPO”), in addition to the one-off write-down of asset values mentioned in the preceding paragraph combined with the provision for impairment of inter-company loans receivable, which together amount to $3,723,373. Additionally, increases in operations of the Company resulted in additional overhead expenses.

Other significant factors being the increases in our operations during 2021 and into 2022, and the expensing of the $437,375 valuation of warrants issued to joint venture partners during the quarter ended March 31, 2022.

Assets & Liabilities

The following table sets forth key components of our balance sheet as of December 31, 2022 and 2021.

	As of
	December 31,	December 31,
	2022	2021

Current Assets	$1,907,807	$2,117,638
Property and Equipment	7,220,565	4,998,771
Other Assets	353,807	454,114
Total Assets	9,482,179	7,570,523
Current Liabilities	1,520,434	4,168,264
Total Liabilities	1,921,980	4,702,863
Stockholder’s Equity (for Hempacco)	7,560,199	2,867,660
Total Liabilities and Equity	$9,482,179	$7,570,523

As of December 31, 2022, current assets decreased to $1,907,807, from $2,117,638 as of December 31, 2021. This decrease was primarily due to the significant allowances made for receivables impairment, which however was countered by the receipt of net proceeds from our IPO in September 2022. As of December 31, 2022, current liabilities decreased to $1,520,434 from $4,168,264 as of December 31, 2021, primarily due to repayment of our equipment loan of $1,432,681 plus other short-term loans.

Liquidity and Capital Resources

The table below, for the periods indicated, provides selected cash flow information:

	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021

Net cash used in operating activities	$(4,370,476)	$(730,961)
Net cash provided by (used in) investing activities	(63,868)	(79,963)
Net cash provided by financing activities	4,049,206	1,743,893
Net change in cash	$(385,138)	$932,969

Cash Flows from Operating Activities

We had cash used in operating activities of $4,370,476 in the twelve months ended December 31, 2022, as compared to cash used in operating activities of $730,961 during the twelve months ended December 31, 2021. The increase in cash used in operating activities of $3,639,515 for the twelve months ended December 31, 2022, is primarily attributable to the increase in net operating loss of $5,264,283, adjusted by impairment of assets of $1,721,663 and a reserve for related party loans of $1,470,522 plus decreases attributable to customer deferred revenues of $2,661,651 inventories of $339,959, partially offset by increases attributable to prepaid expenses.

Cash Flows from Investing Activities

We had cash used in investing activities of $63,868 for the twelve months ended December 31, 2022, as compared to cash used in investing activities of $79,963 for the twelve months ended December 31, 2021. The increase of $16,095 was primarily due to the purchase of additional plant and equipment of $103,868, partially offset by a $40,000 cash receipt from the sale of equipment in the twelve months ended December 31, 2022.

Cash Flows from Financing Activities

We had cash provided by financing activities of $4,049,206 in the twelve months ended December 31, 2022, as compared to cash provided by financing activities of $1,743,893 in the comparative period in 2021, with this increase primarily due to the receipt of $6,416,000 of gross proceeds from the sale of 1,208,000 shares of common stock in our IPO and a pre-IPO offering, partially offset by the costs of the offering of $685,772 and a $300,900 cash loan repayments in the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021.

We anticipate that our cash needs for the next twelve months for working capital and capital expenditures will be approximately $2,500,000. As of December 31, 2022, we had $548,331 in cash, and we believe that our current cash and cash flow from operations will be sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures. We will likely also require additional cash resources due to possible changed business conditions or other future developments. We plan to seek to sell additional equity securities to generate additional cash to continue operations. We may also sell debt securities to generate additional cash. The sale of equity securities, or of debt securities that are convertible into our equity, could result in additional dilution to our shareholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

On February 11, 2023, the Company sold an additional 4,830,000 shares of common stock in a registered underwritten offering at a price to the public of $1.50 per share. Gross offering proceeds of $7,245,000 were reduced by commission and offering costs of $634,600, with net proceeds of $6,610,400 being received by the Company on February 11, 2023.

Going Concern

In the event we are not successful in reaching our sustained revenue targets, we anticipate that depending on market conditions and our plan of operations, we will likely incur, for the next few months, continued operating losses. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit to cover our operating expenses. Consequently, there remains the possibility that we may not continue to operate as a going concern in the long term. We are subject to many factors which could detrimentally affect us. Many of these risk factors are outside management’s control, including demand for our products, our ability to hire and retain talented and skilled employees and service providers, as well as other factors.

Subsequent to the balance sheet date, additional equity in the approximate amount of $6.6 million was raised from a public offering.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3

Consolidated Statements of Operations for the twelve months ended December 31, 2022 and 2021	F-4

Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2022 and 2021	F-5

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2022 and 2021	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hempacco Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hempacco Co., Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has used cash in operating activities, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter

During the year ended December 31, 2022 and subsequent, the Company has provided a total of approximately $2.7 million in loans to its parent company and a subsidiary controlled by the parent company. At December 31, 2022 and subsequently the Company has recorded a full reserve on the loans. See Note 11 for additional information.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Related Party Transactions including Revenue Recognition

Description of the Matter:

As discussed in Notes 1, 2, 3, 6, 8, 9, 11, 13 and 15 to the financial statements, the Company has significant related party transactions involving revenue, accounts receivable, accounts payable, prepaids, loans receivable/payable, advances, and expenses paid by and to multiple related parties. Our auditing of management’s identification of related parties and the related transactions was complex and is based on a thorough understanding the Company’s related party relationships, contracts, and business activities. These were the principal considerations that led us to determine this as a critical audit matter.

How We Addressed the Matter in our Audit:

We evaluated the controls over the Company’s identification of, and recording of related party transactions, and of the revenue recognition process, including walkthroughs of internal controls. To evaluate the related party’s satisfaction of performance obligations, our audit procedures included, among others, reviewing contracts and evaluating management’s assumptions used to determine the distinct performance obligations, and reviewing the branding work performed by the Company for various products. In addition, to identify undisclosed related party transactions we performed the following: 1) made inquiries of management and other individuals throughout the Company; 2) obtained a selection of disbursements and reviewed for related party indicators; 3) reviewed public filings and other online information available; 4) confirmed with the transfer agent regarding significant shareholders; and 5) related procedures performed in other parts of the audit engagement.

/s/ dbbmckennon

PCAOB #3501

We have served as the Company’s auditors since 2021

San Diego, California

May 12, 2023

HEMPACCO CO., INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$548,331	$933,469
Trade receivables, net of allowance for doubtful accounts	231,269	144,246
Trade receivables, related parties	5,100	137,297
Inventories	645,132	198,936
Deposits and prepayments	477,975	703,690
Total current assets	1,907,807	2,117,638

Property and equipment
Leasehold Improvements	12,431	12,431
Furniture, Fixtures and Equipment	7,468,515	5,147,693
Accumulated Depreciation	(260,381)	(161,353)
Total property and equipment	7,220,565	4,998,771

Other Assets
ROU operating leases less accumulated amortization	351,146	454,114
Other intangible assets - net of amortization	2,661	-
Total other assets	353,807	454,114

Total assets	$9,482,179	$7,570,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$335,605	$97,800
Accounts payable, related parties	42,831	162,405
Accrued interest on notes	19,282	9,416
Short term promissory notes payable, related parties	50,000	-
Convertible promissory notes payable	125,000	175,000
Other short term loans	-	1,482,681
Loans payable, related parties	-	9,600
Customer prepaid invoices and deposits	838,164	2,128,393
ROU operating lease liability, short term portion	109,552	102,969
Total current liabilities	1,520,434	4,168,264

Long term liabilities:
Long-term debt	142,770	168,328
ROU straight-line rent liability	17,182	15,126
Operating lease ROU liability	241,594	351,145
Total long term liabilities	401,546	534,599
	-	-
Total liabilities	1,921,980	4,702,863
Contingencies and commitments
Stockholders equity:
Preferred stock, $.001 par value as of December 31, 2022 and 2021 respectively; 50,000,000 shares authorized as of December 31, 2022 and 2021 respectively.	-	-
Series A Preferred stock, $.001 par value as of December 31, 2022 and December 31, 2021 respectively; 10,000,000 shares authorized as of December 31, 2022 and December 31, 2021 respectively. 0 shares outstanding as of December 31, 2022 and December 31, 2021 respectively.	-	-
Common stock, $.001 par value as of December 31, 2022 and December 31,2021 respectively; 200,000,000 shares authorized as of December 31, 2022 and December 31, 2021 respectively. 23,436,505 and 19,695,532 shares issued and outstanding as of December 31, 2022 and December 31, 2021 respectively.	23,436	19,696
Additional paid in capital	18,095,184	6,321,428
Accumulated deficit	(10,463,048)	(3,459,214)
Total stockholders equity	7,655,572	2,881,910
Non-controlling interests	(95,373)	(14,250)
Total equity attributable to Hempacco Co., Inc.	7,560,199	2,867,660

Total liabilities and stockholders equity	$9,482,179	$7,570,523

The accompanying notes are an integral part of these Consolidated Financial Statements

HEMPACCO CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended
	December 31,
	2022	2021
Revenues:
Product sales	$3,861,205	$805,969
Product sales - related parties and subsidiaries	60,626	139,114
Manufacturing service	43,409	242,190
Consulting services, related parties	2,100	-
Total revenues	3,967,340	1,187,273

Cost of sales	3,724,498	850,901
Cost of sales, related parties	3,796	-
Total cost of sales	3,728,294	850,901
Gross profit from operations	239,046	336,372

Operating expenses:
General and administrative	2,639,285	981,676
General and administrative, related parties	606,842	469,259
Sales and marketing	858,296	542,680
Sales and marketing, related	26,660	-
Expensing of related party advances and loans	1,470,522	-
Impairment loss on equipment and trademarks	1,721,663	-
Research and development	-	2,090
Total operating expenses	7,323,268	1,995,705

Operating loss	(7,084,222)	(1,659,333)

Other income (expense):
Interest expense, net	(47,265)	(209,676)
Other expense, net	(3,470)	(1,666)
Income before income taxes	(7,134,957)	(1,870,675)

Provision for income taxes	-	-

Net loss	$(7,134,957)	$(1,870,675)

Net profit/(loss) attributable to non-controlling interests	(131,123)	(14,250)
Net profit/(loss) attributable to Hempacco Co., Inc.	(7,003,834)	(1,856,425)
Dividends issued to preferred stockholders	-	757,479
Net loss attributable to common shareholders	(7,003,834)	(2,613,904)

Basic and dilutive earnings per share:	$(0.33)	$(0.18)

Shares used in calculation of earnings per share:	21,393,862	14,641,224

The accompanying notes are an integral part of these Consolidated Financial Statements

HEMPACCO CO., INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of shares of preference shares	Preference shares par value	Number of shares of common shares	Conmmon shares par value	Additional paid-in capital	Accumulated deficit	Non- controlling interests	Stockholders' deficit
Balance as of December 31, 2020	8,000,000	$3,638,357	8,478,000	$84,780	$102,220	$(1,602,789)	$-	$2,222,568
Convertible notes converted to common stock	-	-	535,053	5,350	529,703	-	-	535,053
Shares issued for consulting services	-	-	100,000	1,000	99,000	-	-	100,000
Dividend on preferred stock	-	757,479	-	-	(757,479)	-	-	(0)
Conversion of accounts payable to common stock	-	-	525,000	5,250	519,750	-	-	525,000
Preferred stock converted to common stock	(8,000,000)	(4,395,836)	8,757,479	87,575	4,308,261	-	-	-
Discount on promissory note due to issue of warrants	-	-	-	-	149,831	-	-	149,831
Reduction of par value of common stock	-	-	-	(165,559)	165,559			-
Issuance of common stock	-	-	1,300,000	1,300	1,026,265			1,027,565
Issue of 100m parent company warrants to broker	-	-	-	-	178,318			178,318
Net loss attributable to non-controlling interests	-	-	-	-	-	14,250	(14,250)	-
Net loss for twelve months ended December 31, 2021	-	-	-	-	-	(1,870,675)	-	(1,870,675)
Balance as of December 31, 2021	-	$-	19,695,532	$19,696	$6,321,428	$(3,459,214)	$(14,250)	$2,867,660
Warrants issued for JV arrangements	-	-	-	-	437,375	-	-	437,375
Shares issued for consulting services	-	-	104,786	104	247,999	-	-	248,103
Sale of common share issuance	-	-	1,208,000	1,208	5,729,020	-	-	5,730,228
Shares issued for conversion of notes payable	-	-	56,592	56	56,535	-	-	56,591
Purchase of assets with issuance of common stock	-	-	2,000,000	2,000	3,998,000	-	-	4,000,000
Conversion of accounts payable for shares	-	-	50,000	50	91,814	-	-	91,864
Capital contribution to joint venture - Stickit Ltd.			-	-	-	-	50,000	50,000
Exercise of warrants	-	-	54,928	55	(55)	-	-	-
Conversion of loans to common stock	-	-	266,667	267	1,213,068	-	-	1,213,335
Net loss attributable to non-controlling interests	-	-	-	-	-	131,123	(131,123)	-
Net loss for twelve months ended December 31, 2022	-	-	-	-	-	(7,134,957)		(7,134,957)
Balance as of December 31, 2022	-	$-	23,436,505	$23,436	$18,095,184	$(10,463,048)	$(95,373)	$7,560,199

The accompanying notes are an integral part of these Consolidated Financial Statements

HEMPACCO CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended
	December 31
	2022	2021
Cash flows from operating activities:
Net loss	$(7,134,957)	$(1,870,675)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	96,922	86,501
Amortization of discount and shares issued with related party convertible notes	-	180,296
Write down of fixed assets and trademarks to net realizable value	1,721,663	-
Non-cash warrant valuation expense	437,375	178,317
Reserving of related party loans	1,470,522	-
Gain on conversion of notes payable	30,654	-
Stock based compensation for services	248,103	100,000
Gain on disposal of assets	10,690	-
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(87,023)	(155,878)
Related party receivables	132,197	(137,297)
Prepaid expenses	225,715	(701,114)
Inventories	(446,196)	(106,237)
Right of use asset and liability	1,028	-
Accounts payable	315,149	26,972
Accounts payable - related parties	(119,574)	261,588
Accrued liabilities	17,485	35,144
Deferred revenues	(1,290,229)	1,371,422
Net cash used in operating activities	(4,370,476)	(730,961)
Cash flows from investing activities:
Purchases of property, plant and equipment	(103,868)	(79,963)
Proceeds from disposal of equipment	40,000	-
Net cash (used in) investing activities	(63,868)	(79,963)
Cash flows from financing activities:
Equipment loan repayment	(300,900)	-
Proceeds from (repayments on) long term loan	-	83,328
Advances from / (repayments to) related parties	(1,480,122)	(17,000)
Proceeds from short-term promissory note, related parties	50,000	650,000
Proceeds from Joint Venture	50,000	-
Proceeds from the sale of common stock	6,416,000	1,300,000
Offering costs paid in connection with sale of common stock	(685,772)	(272,435)
Net cash provided by financing activities	4,049,206	1,743,893
Increase in cash and cash equivalents	(385,138)	932,969
Cash and cash equivalents at beginning of period	933,469	500
Cash and cash equivalents at end of period	$548,331	$933,469

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$3,474	$-
		-
NON-CASH INVESTING AND FINANCING ACTIVITIES:		-
Conversion of convertible notes payable and accrued interest to common stock	$56,592	$535,054
Warrants issued with convertible notes	$437,375	$149,831
Acquisition of machinery and trademarks with shares	$4,000,000
Capital contribution by JV partner in exchange for shares in exchange for equity in JV entity	$50,000
Conversion of convertible preference shares and accrued dividend with common shares	-	$4,395,836
Dividend on preferred stock recorded against additional paid in capital	-	$757,479
Conversion of accounts payable to common stock	$91,864	$525,000
Payment of equipment loan with common shares	$1,213,335	-
Reduction of notes payable through products and services provided		$17,319

The accompanying notes are an integral part of these consolidated financial statements

HEMPACCO CO., INC.

Notes to the Consolidated Financial Statements

December 31, 2022, and 2021

NOTE 1 - ORGANIZATION, BUSINESS AND LIQUIDITY

Organization and Operations

These financial statements are those of Hempacco and its subsidiaries.

Hempacco Co., Inc. ("the Company" or “Hempacco”) was formed on April 1, 2019, as a Nevada Corporation.

On April 23, 2021, the Company filed a second amendment to its Articles of Incorporation changing the name of the company from The Hempacco Co., Inc. to Hempacco Co., Inc.

The Company merged with, and became a subsidiary of, Green Globe International, Inc. (“GGII”) on May 21, 2021.

Hempacco manufactures and distributes hemp smokables both under its own name and white label products for clients. The Company also owns high-tech CBD vending kiosks that it plans to place in retail venues throughout the US, in conjunction with a number of joint venture partners.

On October 6, 2021, the California Assembly Bill Number 45 (“AB 45”) was passed into law. Despite the fact that industrial hemp is federally legal and not a controlled substance, this bill prohibits the sale of “inhalable” hemp products in California. However, the manufacture of inhalable hemp products for the sole purpose of sale in other states is not prohibited. This ban on any kind of smokable flower will remain in force until such time as the California Legislature enact a bill to tax the product. It is also legal to manufacture Delta-8 products containing less than 0.3% THC for sale in another State.

Because of the risk and uncertainty regarding the potential market for smokable products in California, the Company has focused on building its distribution network in other States and other Countries. The celebrity joint ventures bring a national demand for our products.

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

During the year ended December 31, 2022, the Company entered into the following Joint Ventures and other significant agreements.

On or about January 20, 2022, the Company entered into employment agreements with Sandro Piancone, Hempacco’s CEO, Neville Pearson, the Company’s CFO, and Jorge Olson, the Company’s CMO. These agreements supersede and replace the Company’s consulting agreements with Mr. Piancone’s entity, Strategic Global Partners, Inc., and Mr. Olson’s entity, Cube17, Inc. The key terms of Mr. Piancone’s and Mr. Olsen’s employment provide for a base salary of $10,000 per month each, with the potential to earn a performance-based bonus of up to 110% of the annual base salary. Mr. Piancone and Mr. Olsen will also be eligible to participate in any stock or option-based incentive plans that the board of directors may approve in the future. The initial employment period is for three years, with a one-year option to extend being available to the Company. Mr. Pearson’s employment agreement with Green Globe International, Inc. remains in place.

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

On or about January 19, 2022, the Company entered into a joint venture agreement with Stick-It Labs Ltd. (“Stick-It”), an Israeli corporation that manufactures cannabinoid sticks, to develop and sell hemp smokables products in the United States and Mexico utilizing each of the parties’ respective expertise. Pursuant to the original agreement, the Company was required to fund $750,000 to the joint venture entity, Stick-It USA, Inc., On September 7, 2022, the Exhibit A to the agreement was amended to reduce he initial capital contribution to $250,000. On September 12, 2022, the Company funded $250,000 to StickIt USA. For such funding the Company will receive preferred shares entitling the Company to 75% of distributable profits of the joint venture entity until the Company has been repaid $250,000, after which the preferred shares will convert into 250,000 shares of common stock of Stick-It USA, which will then constitute 50% ownership of Stick-It USA, with the other 250,000 shares of Stick-It USA common stock being owned by Stick-It Labs Ltd.

The agreement grants the right to Stick-It to purchase 100,000,000 five-year warrants of Green Globe International, Inc. common stock at an exercise price of $0.01 per share. The warrants are issuable in three tranches, the first 25,000,000 on signing the JV agreement, the second 25,000,000 when StickIt US achieves annual sales revenue in excess of $5,000,000, and the third tranche will be issued upon StickIt US achieving annual sales revenue in excess of $10,000,000. The first tranche of 25,000,000 Green Globe International warrants were valued by the Black-Scholes formula at $0.0051 per share for a total capitalized value of $127,385. This amount was also expensed within general and administrative expense on the statement of operations.

In July 2022, the Company acquired two existing cigarette manufacturing lines and approximately forty tobacco trademarks in exchange for the issuance of 2,000,000 common shares of Hempacco common stock valued at $2 per share. The $4,000,000 valuation initially was allocated $3,400,000 as to machinery, and $600,000 to the trademarks. A subsequent appraisal, performed in Mexico valued the equipment at $2,278,337. No value was allocated to the trademarks.The Company has recorded a one-time charge of $1,121,663 to its profit and loss account in order to reduce the asset costs to net realizable value.

On August 29, 2022, Hempacco Co., Inc. (the “Company”) entered into an underwriting agreement with Boustead Securities, LLC, as representative (the “Representative”) of the underwriters (the “Underwriters”) in connection with the initial public offering of the Company (the “IPO”). The Underwriting Agreement provides for the offer and sale of 1,000,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at a price to the public of $6.00 per share (the “Offering”). In connection therewith, the Company agreed to issue 70,000 warrants to purchase shares of Common Stock, exercisable from September 1, 2022, through August 29, 2027, and initially exercisable at $9.00 per share subject to adjustment as provided therein (the “Representative’s Warrants”). The Company also granted the Underwriters an option for a period of 45 days to purchase up to an additional 150,000 shares of Common Stock. The Offering is being made pursuant to a Registration Statement on Form S-1 (File No. 333-263805) (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission on August 29, 2022.

The Underwriting Agreement includes customary representations, warranties, and covenants by the Company. It also provides that the Company will indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or contribute to payments the Underwriter may be required to make because of any of those liabilities.

On September 1, 2022, the Offering was completed. At the closing, the Company (i) sold 1,000,000 shares of Common Stock for total gross proceeds of $6,000,000, and (ii) issued the Representative’s Warrants. After deducting the underwriting commission and expenses, the Company received net proceeds of $5,468,813.

On October 2, 2022, HempBox Vending, Inc. a wholly owned subsidiary of the Company entered into a Kiosk Strategic   Partnership Agreement with Weedsies Vending, LLC. (“Weedsies”). See Note 15 subsequent events for further information regarding Weedsies.

Effective October 2, 2022, the Company entered into a joint venture operating agreement with Sonora Paper Co., Inc. (“Sonora”) a California corporation currently engaged in the manufacture of smoking papers at its plant in Sonora , Mexico.

The joint venture will manufacture smoking papers, blunts, wraps and ancillary paper products for sale in the United States and internationally. Manufacturing will take place in Hempacco’s rented space in both Tijuana, Mexico, and San Diego.

Products currently imported from a third-party manufacturer will be replaced by the joint venture’s own products.

Ownership will be allocated 80% to the Company for the supply of all necessary equipment and working capital, and 20% to Sonora for the provision of their know-how and proprietary technology and patents.

On July 18, 2022, the Company filed an Amendment to the Certificate of Incorporation of The Real Stuff, Inc. with the Delaware Secretary of State changing the name of The Real Stuff, Inc to Hempacco Paper Co., Inc.

Effective November 17, 2022, the Company entered into a joint venture operating agreement with High Sierra Technologies, Inc.(“High Sierra”), a Nevada limited liability company, to operate a joint venture entity (the “Joint Venture”), Organipure, Inc. (“Organipure”). Organipure will manufacture and market the proprietary Hemp related products of High Sierra pursuant to the Operating Agreement, the Joint Venture will be owned 50% by each of the Company and High Sierra, the joint venturers are both required to initially fund $1,000,000 to the Joint Venture and will also jointly fund the on-going patent and licensing expenses.

Effective November 17, 2022, the Company entered into a Patent Licensing Agreement with Organipure for the use of those certain patents and patent applications currently licensed to Hempacco by the owner, Old Belt Extracts, LLC. Organipure shall pay to Hempacco a license fee equal to 5% of its annual gross revenues received. The license agreement shall last for a period of ten years and two months.

Effective November 17, 2022, the Company entered into a Hemp Smokables Manufacturing Agreement with Organipure, Inc. for the manufacture of the proprietary Hemp Smokable products designed and conceived by High Sierra pursuant to the specifications, patents and trademarks detailed on Exhibits A through C of the agreement.

Effective November 17, 2022, Organipure, Inc. executed, as Maker, a “Series Promissory Note” in favor of Hempacco Co., Inc. in the maximum amount of $500,000 (five hundred thousand).This note is intended to secure payments made to Organipure in furtherance of the joint venture agreement referenced above. The maturity date of the Note is November 17, 2025, and the Note will bear interest at 4.10% per annum. All principal amounts and accrued interest will be payable on maturity.

Effective December 1, 2022, the Company engaged investor relations consultant Dr. Fischer and Partner GmbH of Hamburg Germany (“Fischer”) to promote the Company’s common stock in Europe and to promote the benefits of stock ownership in the Company. Fischer will also advise on the optimization of the Company’s capital structure and may introduce potential investors to the Company. The initial engagement period will be three months with the option of extension by mutual agreement.

Compensation will be composed of (i) a $30,000 payment upon signing the agreement, (ii) a further $20,000 payable no earlier than January 25, 2023 and no later than February 5, 2023 provided that the total trading volume of HPCO shares exceeds 10m shares since the start of the awareness campaign, and (III) 15,000 (fifteen thousand) Rule 144 shares of the Company’s common shares only if stages (1) and (ii) of the compensation plan have been achieved, (iv) Six percent (6%) of the gross proceeds of any capital raised during roadshows or other measures directly instituted by Fischer.

Going Concern Matters

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net loss of $7,134,957 during the year ended December 31, 2022 and has an accumulated deficit of $10,463,048 as of December 31, 2022. During the year ended December 31, 2022, the Company’s net cash used in operations was $4,370,475.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. If we are not able to successfully execute on our future operating plans, our financial condition and results of operation may be materially adversely affected, and we may not be able to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC).

Principles of Consolidation

The financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Joint Venture entities where the company owns at least 51% and controls the accounting and administration of the entities will be accounted for under ASC 810-10 which will allow full consolidation of the assets and liabilities into the Company’s balance sheet, with non-controlling interests being calculated and disclosed in the balance sheet and operating statement of the Company. Joint Venture entities where the company owns less than 51% are evaluated for treatment as variable interest entities. The Company may provide accounting and administration for these entities, may have board of director control, and may provide majority of funding for these entities. Any entities not falling within this criterion will be accounted for under ASC 323-30. These consolidated financial statements include the operating results and the assets of the six currently operating, joint venture entities, all of which have been deemed variable interest entities for the period ended December 31, 2022. The non-controlling interests of these ventures have been disclosed on the consolidated balance sheet and income statement.

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

Revenue Concentration

Sales to one of the Company’s customers made up approximately 82% and 41% of our revenues for the twelve months ended December 31, 2022, and 2021, respectively, and the balance receivable from this customer on December 31, 2022 and, represents approximately 46% and 37%, respectively, of the total accounts receivable balances of $236,368 and $281,543, respectively, as of that date. As a result of a legal dispute during 2022, we experienced a significant reduction in our projected revenues and cash flow for the year ended December 31, 2022.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase. We have not experienced any losses related to these balances, and we believe credit risk to be minimal.  The Company does not have any cash equivalents.

Accounts Receivable

Accounts receivables are recorded in accordance with ASC 310, “Receivables.” Accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  As of December 31, 2022, the Company reported an allowance of $247,411 for doubtful accounts. Doubtful accounts in the amount of $1,717,933 (inclusive of the allowance) were written off in the year ended December 31, 2022. The amount written off includes the $1,470,522 provided for the potential non-payment of inter-company loans – see Note 11 for additional information. The Company had an impairment allowance against trade receivables of $247,411 and $0 as of December 31, 2022, and 2021, respectively.

Inventory

Inventory is stated at the lower of cost and net realizable value on a first-in first-out basis.  Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. Costs includes all expenses directly attributable to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess or aged inventories based on product shelf life, and other factors that affect inventory obsolescence.

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

For the twelve months ended December 31, 2022, and 2021, the following outstanding dilutive securities were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2022	2021
	(Shares)	(Shares)
Promissory Notes convertible to shares	125,000	175,000
TOTAL	125,000	175,000

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities-current, and operating lease liabilities-noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our single lease does not provide an implicit rate, we have used our incremental borrowing rate(“IBR”) based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.  The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The Company incurred an impairment charge of $1,721,663 and $0 against certain of long-lived assets as of December 31, 2022, and 2021, respectively. These assets, comprising machinery and trademarks, were acquired for shares in July 2022. A subsequent appraisal indicated a lower current market value than the acquisition value, resulting in the write down of value. The Company incurred no impairment of long-lived assets as of December 31, 2021.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Kiosks	5 years
Leasehold improvements	6 years or shorter of lease life
Production Equipment	20 years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.  The kiosks that the Company has not sold or placed in service as of December 31, 2022, are not being depreciated.  However, Kiosks used for demonstration and marketing purposes have been depreciated since January 1, 2021.

As of December 31, 2022, the book value of equipment that is not currently in service is $5,548,799. This number includes the value of our kiosks that are available for sale or lease.

During the year ended December 31, 2022, the Company purchased two cigarette production equipment for $2,278,337. As of December 31, 2022, the equipment was not yet placed in service. See Note 13 for additional information on this purchase.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, “Compensation–Stock Compensation,” which requires all such compensation to employees and non-employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the statement of operations over the requisite service period or as vesting occurs.  The Company recorded $248,103 and $100,000 in share-based compensation expense for the years ended December 31, 2022 and 2021, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of December 31, 2022, and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Advertising and Marketing Costs

Costs associated with advertising and marketing promotions are expensed as incurred.  Advertising and marketing expense were $884,956 and $542,680 for the twelve months ended December 31, 2022, and 2021, respectively.

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

The Company recognizes revenues from customers when control of the goods or services are transferred to the customer, generally when products are shipped, at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods.

Per Company policy, any product that doesn’t meet the customer’s expectations can be returned within the first 30 days of delivery in exchange for another product or for a full refund. Any product sold through a distributor or retailer must be returned to the original purchase location for any return or exchange.  For the twelve months ended December 31, 2022, and 2021, the Company has not recorded any reserves on revenue.

The majority of the Company’s revenue is derived from sales of branded products to consumers via our direct-to-consumer (DTC) ecommerce website, distributors, and retail and wholesale “white label” business-to-business (B2B) customers.

For larger orders, the Company requires the customer to make a deposit equal to 50% of the invoice or order total which is recorded as customer prepaid invoices and deferred revenue on the balance sheet. When the product is shipped the customer deposit is recorded into revenue.  The Company recorded $236,789 and $1,505,018 in customer pre-paid invoices and deposits for goods ordered but not delivered, as of December 31, 2022, and 2021, respectively. These numbers do not include the $623,375 referenced in the ensuing paragraph.

In 2019, the Company entered into an arrangement with a customer whereby the Company was provided with product from the customer for the Company’s and the customer’s use. Under the arrangement, 50% of the product provided by the customer was to compensate the Company for their services for processing and packaging the customers remaining 50% share. The transaction was recorded at the fair market value of the inventory received, which was similar to the cost of the services to which were to be provided with an increase of $623,375 to inventory and customer deposits. As of December 31, 2022, and  2021, respectively, the customer deposit liability of $623,375 remained. The Company will defer revenue on customer deposits and record as revenue once product is delivered.

Non-Controlling Interests

The Company accounts for the non-controlling interests in its subsidiaries and joint ventures in accordance with U.S. GAAP. and ASC 805-20.

The Company has chosen to record the minority interests (NCI’s) in the equity section of the balance sheet, and on the income statement, the profit or loss attributable to the minority interests will be reported as a separate non-operating line item.

The Company measures its NCI’s using the percentage of ownership interest held by the respective NCI’s during the accounting period. As of December 31, 2022, and 2021, respectively, the Company reported a minority interest in its accumulated (gains)/losses and its net assets of ($131,123) and ($14,250), respectively.

Recent Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this Update apply to all entities that enter into a business combination within the scope of Subtopic 805-10, Business Combinations. The amendments to this ASU are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company continues to enter into a variety of business combinations, however at this time none of our joint venture partnerships are with customers. The Company will monitor all new business combinations with a view to complying fully with this standard.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

As of December 31, 2022, and December 31, 2021, accounts receivable consisted of the following:

	December 31,	December 31
	2022	2021

Accounts receivable	$478,680	$144,246
Accounts receivable, related parties*	5,100	137,297
Allowance for doubtful accounts	(247,410)	-
Total accounts receivable	$236,370	$281,543

Accounts receivable, related parties includes $0 and $132,147 as of December 31, 2022, and December 31, 2021, respectively, due from UST Mexico, Inc. See Note 11 for additional information on related party transactions related to receivables.

NOTE 4 – INVENTORY

As of December 31, 2022, and December 31, 2021, inventory, which consists primarily of the Company’s raw materials, finished products and packaging is stated at the following amounts:

	December 31,	December 31,
	2022	2021

Finished goods	$109,879	$41,088
Raw materials (Net of obsolescence allowance)	535,253	157,848
Total inventory at cost less obsolescence allowance	$645,132	$198,936

The Company identified a potential for obsolescence in particular raw materials and provided an allowance for this risk in full in the year ended December 31, 2020. As of December 31, 2022, and 2021, respectively, this allowance remains unchanged. This obsolescence allowance is continually re-evaluated and adjusted as necessary.

NOTE 5 - PROPERTY AND EQUIPMENT

As of December 31, 2022, and December 31, 2021, property and equipment consisted of the following:

	December 31,	December 31,
	2022	2021

Production equipment	$3,837,236	$1,461,586
Leasehold improvements	12,431	12,431
Kiosks plus improvements	3,631,279	3,686,107
Less accumulated depreciation	(260,381)	(161,353)
Total property and equipment	$7,220,565	$4,998,771

Depreciation expense totaled $96,922 and $86,501 for the twelve months ended December 31, 2022, and 2021, respectively.

NOTE 6 – OPERATING LEASES – RIGHT OF USE ASSETS

The Company entered into a 72-month agreement to lease approximately 6,300 square feet of manufacturing, storage, and office space on January 1, 2020, for a period of 6 years with a related party, an entity controlled by the Company’s CEO.   Approximately 1,800 sf (28.5%) is used as a manufacturing facility with the balance used as corporate offices and storage. There was no security deposit paid, and the lease carries no optional extension periods. The term of the lease is for six years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 6.23% within the calculation.

In addition to the rental of manufacturing space, the Company transacts routine storage business with Primus. The primary business of Primus is the provisions of cold storage facilities used for perishable raw materials and finished products from pharmaceutical manufacturing companies. The company stores its raw hemp smokable material with Primus.

Base monthly rent commenced at $10,000 per month, with subsequent defined annual increases. All operating expenses are born by the lessee.  Amounts payable to the related party for rent as of December 31, 2022, and December 31, 2021, were $5,163 and $0 respectively. On December 31, 2022, and December 31, 2021, the amounts of $25,000 and $14,764 respectively, of prepaid rent were included in the deposits and prepayments account.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives. Our variable lease payments primarily consist of maintenance and other operating expenses from our real estate leases. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The following are the expected lease payments as of December 31, 2022. The lease is considered an “operating lease” and consequently lease payments are calculated on a straight-line basis, including the total amount of interest related.

Year Ending December 31	Operating Leases
2023	$129,362
2024	129,362
2025	129,362
Total lease payments	388,086
Less: Imputed interest/present value discount	(36,953)
Total	$351,133

Lease expense, on the straight-line basis was $129,360 during the twelve months ended December 31, 2022, and 2021.

See Note 15 for information on a new lease between Hempacco paper Co., Inc., and UTC Mexico.

NOTE 7 – OTHER SHORT-TERM LIABILITIES – EQUIPMENT LOAN

On December 11, 2019, The Company entered into a short-term loan for equipment to use in its production.  The terms of the loan were, $1,500,000 over 18 months with zero interest, which necessitated the calculation of an imputed discount of $109,627, which was being amortized over 18 months.  During the year ended December 31, 2022, the Company amortized the remaining discount of $30,465 to interest expense.

The loan is secured by the equipment, and the lender recently agreed to repayments of $50,000 per month, interest free, which would take approximately thirty months to retire the loan, assuming no additional paydowns were made by supplying smokable products. As of December 31, 2022, and December 31, 2021, the principal balance of the loan was $-0- and $1,482,681, respectively. On January 6, 2022, the first payment of $50,000 was made to Titan Agency Management.  The Company was granted forbearance with respect to further loan payments until the Company’s planned IPO was funded.

On September 6, 2022, a settlement agreement and mutual release was signed by the Company and the Titan Agency Management providing for the full repayment of the outstanding loan balance with a cash payment of $250,000 and the issuance of 266,667 restricted shares of Hempacco common stock.

NOTE 8 – CONVERTIBLE NOTES

During the year ended December 31, 2021, the Company issued twelve convertible promissory notes totaling $650,000 and warrants to purchase up to 750,000 shares of Hempacco common stock at $1.00 per share were issued to two related party members of the Board of Directors. Subsequently, as a result of the merger and share exchange agreement of May 21, 2021, between Hempacco and Green Globe International, Inc. these warrants were cancelled and replaced on November 9, 2021, with equivalent warrants to purchase Green Globe common shares. See Note 9 below for additional details.

Individual note holders converted $511,500 in principle and $23,552 in accrued interest into 535,052 shares of Hempacco common stock. On May 21, 2021, these shares were exchanged for 2,236,213,775 of GGII’s common shares.

During May and June 2021, the Company entered into financing arrangements to provide working capital. The Company received proceeds of $175,000 from three private investors. The promissory notes carried interest at the rate of between 8% and 12% and mature between May 4, 2022, and October 23, 2022. The Notes automatically convert at 75% of the 30-day average bid price of the obligor common stock (or the public company common stock as the case may be), with the exception of the $50,000 Taverna 12% Note which converts at $1.00 per share or the current market price of Hempacco stock. The Notes cannot be converted prior to maturity. The Taverna notes matured on May 4, 2022, and was converted, along with accrued interest, into 56,592 shares of Hempacco common stock on June 7, 2022.

The notes payable to Miguel Cambero ($100,000) and Ernie Sparks ($25,000) matured on October 23, 2022. The notes were extended through April 30, 2023. As of the date of this filing, the Company is in technical default.

On or about March 18, 2022, the Company issued a promissory note to a related party for $50,000. The note carries an interest rate of 8% and matures on June 18, 2022. The note is secured by 50,000 common shares of the Company. On June 18, 2022, the Company and the investor signed Amendment No. 1 to the promissory note extending the maturity date to September 18, 2022. Subsequently, amendments 2, 3 and 4 were executed which extend the maturity date to June 18, 2023.

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

A Black-Scholes valuation discount of $149,831 was initially recorded. The discount was expensed as interest in the three months ended March 31, 2021. No further expense was incurred as a result of the modifications of the warrants to GGII warrants. The valuation discount represents the fair market value as derived by using the Black-Scholes formula, which produced an initial valuation of the Hempacco warrants of $0.4986 per share. The Black-Scholes formula applied to the GGII warrants on June 9, 2021, produced a valuation of $0.0138 per share.

On August 11, 2021, The Company signed an agreement with Boustead Securities, LLC (the “Representative”), which was amended on or about March 18, 2022, effective as of August 11, 2021, with respect to a number of proposed financing transactions, including the initial public offering (“IPO”) of the Company’s common stock for which a listing on NASDAQ has been applied for, the private placement of Hempacco securities prior to the IPO (“pre-IPO Financings”), and other financings separate from the IPO or the pre-IPO Financings (each such other financing an “Other Financing”). See Note 13 below for further details.

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

The Black-Scholes model uses the following variables to calculate the value of an option or warrant for the year ended December 31, 2021. See Note 1 and 13 for grant and valuation of warrants issued during the year ended December 31, 2022:

Description	Input Range December 31, 2021
a) Price of the Issuer’s Security	$1.00 - $2.00
b) Exercise (strike) price of Security	$0.75 - $1.50
c) Time to Maturity in years	3 to 5 years
d) Annual Risk-Free Rate	2-year T-Bill
e) Annualized Volatility (Beta)	59% - 493%

NOTE 10 – OTHER LOANS PAYABLE

On June 15, 2020, Hempacco entered into a loan agreement with a third party whereby the Company received $85,000. The terms of the loan were for one year, with 0% interest. On January 15, 2021, the lender advanced a further $83,328 on the same terms. In December 2021, a letter agreement and loan extension were signed by the lender in which it was confirmed that the new maturity date of the loan would be August 15, 2023. As of December 31, 2022, and December 31, 2021, the balance outstanding was $142,770 and $168,328 respectively. The lender, also a customer, advanced a deposit of $40,000 for the purchase of 10 vending kiosks which were delivered in February 2022.

In July 2021, the Company secured a line of credit facility with First Citizens Bank in the amount of $100,000. The line of credit bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time and matures in July 2023. The line of credit is guaranteed by the CEO of the Company. As of December 31, 2022, $0 was owed on the line of credit.

NOTE 11 - RELATED PARTY TRANSACTIONS

In May 2021, Cube17, Inc., a related party sales and marketing consulting company, converted all outstanding consulting fees earned since the inception of the Company in the amount of $185,000 for 185,000 shares of Hempacco common stock, for $1 per share. On May 21, 2021, these shares were exchanged for 707,113,562 common shares of Green Globe International, Inc. Consulting expenses of $80,000 and $120,000 were recorded for the twelve months ended December 31, 2022, and 2021. Consulting fee balances payable were $0 and $63,404 as of December 31, 2022, and December 31, 2021. In addition, Cube17, Inc., as a founder of the Company, converted its 400,000 founders shares into 1,528,997,476 common shares of Green Globe International, Inc. on May 21, 2021.

In May 2021, Primus Logistics was issued 170,000 common shares of Hempacco as compensation for $170,000 of accrued and unpaid rent owed at that time by from its inception. On May 21, 2021, these shares were exchanged for 649,780,985 common shares of the Company. Subsequent to December 31, 2022 through the date of issuance of this report, the Company made payments totaling $182,000 to Primus Logistics. The Company’s CEO, Sandro Piancone, is the 90% owner of Primus Logistics which is considered a related party. Rent expenses for the years ended December 31, 2022 and 2021 are reported in Note 6 above.

As of December 31, 2022, and December 31, 2021, the Company owed Primus Logistics $5,163 and $0 respectively, for routine business transactions, which, in addition to the rent, consist entirely of storage fees. As of December 31, 2022, and December 31, 2021, Primus Logistics had been paid $25,000 and $14,764 respectively, in advance, for rent. Sandro Piancone is the 90% owner of Primus Logistics.

In May 2021, Strategic Global Partners, Inc. was issued 170,000 Hempacco common shares as compensation for $170,000 worth of consulting services incurred since Hempacco’s inception by the CEO, Sandro Piancone, President and Owner of Strategic Global. On May 21, 2021, these shares were exchanged for 649,780,985 common shares of Green Globe International, Inc. Strategic Global Partners is a related party. Consulting expenses of $52,000 and $120,000 were recorded for the twelve months ended December 31, 2022, and 2021, respectively. Unpaid consulting fee balances of $28,000 and $70,000 were outstanding as of December 31, 2022, and December 31, 2021, respectively.

As of September 1, 2022, the salaries of the CEO and the CMO, as defined in their respective employment agreements, were paid through the Company’s payroll service. These payments replace the prior independent contractor payments received by their entities, Strategic Global Partners, Inc. and Cube 17, Inc. respectively. Although employment contracts were dated from January 2022, salaries were paid with effect from September 1, 2022.

As of December 31, 2022, and December 31, 2021, the Company owed $0 and $29,000 and was owed $0 and $132,147, respectively, by UST Mexico, Inc. ("UST"). The Company sells hemp products to UST and provides manufacturing consulting services. The value of goods and services provided to UST was $17,386 and $152,147 for the twelve months ended December 31, 2022, and 2021, respectively, and the value of goods and services provided by UST as $192.181 and $251,000 for the twelve months ended December 31, 2022, and 2021, respectively. During the year ended December 31, 2022, the Company wrote off receivables from UST totaling $172,409. UST is a manufacturer of tobacco cigarettes in Mexico and provides consulting services and parts for the Company’s equipment. Subsequent to December 31, 2022 through the date of issuance of this report, the Company made payments totaling $110,000 to UST.

As of December 31, 2022, UST owned 947,200,000 shares of common stock of Green Globe International, Inc., representing 1.72% of the issued and outstanding common stock of the parent company of Hempacco. UST is a related party by virtue of Sandro Piancone’s 25% interest in UST.

Lake Como is owned/controlled by Sandro Piancone. This entity is used primarily as a sales company, and sometimes sells products purchased from Hempacco. The Company had receivables of $-0- and $150 due from Lake Como as of December 31, 2022, and December 31, 2021, respectively.

On or about March 1, 2022, the Company entered into a mutual line of credit agreement with its parent company, Green Globe International, Inc.  The purpose is to facilitate short-term borrowing needs on an interest free basis, with advances being subject to repayment within 90 days with a maximum of $500,000 allowed to be outstanding within any 90-day period. On December 1, 2022, the maximum amount was increased to $1,500,000. During the twelve months ended December 31, 2022, the Company loaned GGII a net amount of $692,119. As of December 31, 2022, the balance owed to the Company by GGII was $692,119. The Company recorded a reserve against the entire balance as of December 31, 2022. As of April 30, 2023, balance due from GGII had increased to $1,378,119.

During 2022, the Company made short term cash advances directly to Green Star Labs, Inc. a subsidiary joint venture of the Company’s parent, Green Globe International, Inc. As of December 31, 2022, the balance owed by Green Star Labs, Inc. was $605,994. As of April 30, 2023, balance due from Green Star Labs, Inc. had increased to $1,320,994.

A 100% provision for potential non-payment of the UST, GGII, and the Green Star Labs loans was recorded, and a one-time charge of $1,470,522 was recorded on the consolidated statements of operations for the year ended December 31, 2022.

NOTE 12 - INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The following is a reconciliation of income tax expense for the year ended December 31, 2022, and 2021.

	2022	2021
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(980,426)	(292,851)
State	(51,256)	(81,363)
	(1,031,682)	(374,214)
Valuation allowance	1,031,682	374,214
Total provision for income taxes	$-	$-

The Company’s net deferred tax assets as of December 31, 2022, and 2021, consisted of the following:

	2022	2021
Depreciation and amortization	$-	$-
Reserves and accruals	171,889	171,338
Research and development credits	-	-
Net operating loss carryforwards	1,586,709	555,578
Gross deferred tax assets	1,758,598	726,916

Valuation allowance	(1,758,598)	(726,916)

Net deferred tax assets	$-	$-

The Company has provided for a full valuation allowance against the deferred tax assets, on the expected future tax benefits from the net operating loss carryforwards, as the management believes it is more likely than not that these assets will not be realized in the future.

The following is a reconciliation of the federal income tax provision at the federal statutory rate to the Company’s tax provision attributable to continuing operations:

	Year Ended December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	0.7%	5.2%
Stock based compensation	(0.7%)	0.0%
Permanent differences	0.0%	(1.1%)
Change in valuation allowance	(21.0%)	(23.9%)
Effective tax rate	0.0%	1.2%

The difference between the effective tax rate and the stated tax rate is primarily due to a full valuation allowance on the deferred tax assets and permanent differences due to non-cash related charges.

As of December 31, 2022, the Company’s net operating losses (NOL’s) on a gross basis were $6,665,035, which can be carried forward indefinitely to offset future taxable income.

The Company’s tax returns are subject to examination by United States Internal Revenue Service authorities as well as the California Franchise Tax Board, beginning with the period ended December 31, 2019. There are no current tax examinations.

NOTE 13 - STOCKHOLDERS’ EQUITY

Hempacco - Series A Preferred Shares

On May 20, 2021, the Hempacco’s Board of Directors declared and authorized a 6% common share dividend to Series A Preferred Shareholders. Mexico Franchise Opportunities Fund (“MFOF”) received dividends of $757,479 which, together with MFOF’s 8,000,000 preferred shares were converted into 8,757,479 shares of the Company’s common shares.

On May 21, 2021, MFOF exchanged these Hempacco common shares for 33,473,197,809 shares of GGII common shares.

On September 28, 2021, the Company amended its Articles of Incorporation to increase the number of authorized shares of preferred stock to 50,000,000 and changed its par value to $0.001.

The holder of Hempacco’s Series A Preferred Stock is entitled to a dividend of 6% payable in common shares, if and when declared by Hempacco's Board of Directors. The Series A preferred shares shall not have the right to vote on matters presented to the holders of junior stock.

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

During the year ended December 31, 2021, Hempacco issued convertible promissory notes totaling $650,000 and warrants to purchase up to 750,000 shares of common stock at $1 per share. On or about November 11, 2021, these Hempacco warrants were converted to GGII warrants. See Note 9 above for further details. On May 21, 2021, individual note holders converted $511,500 in principle and $23,552 in accrued interest into 535,052 shares of Hempacco common stock. On May 21, 2021, these shares were exchanged for approximately 2,045,094,734 of Green Globe International Inc. common shares.

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

On September 28, 2021, the Company amended its Articles of Incorporation to increase its authorized common shares to 200,000,000 and changed its par value to $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of Hempacco is sought.

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

See Note 7 for details on restricted shares of Hempacco common stock issued to Titan Agency Management.

In December 2021, the Company issued 1,300,000 common shares at $1.00 per share to the public in a pre-IPO offering managed by Boustead Investments, LLC. Net proceeds of $1,057,565 were received by the Company after all commission and expenses.

On or about April 7, 2022, the Company sold a further 208,000 shares of Hempacco common stock at $2.00/share to nine investors, eight of which were third parties. The Company received gross proceeds of $416,000, and net proceeds of $339,475 after payment of commissions and expenses to the Company’s registered broker and the payment of expenses associated with the private offering and the Public Offering.

On or about July 15, 2022, The Company acquired from Nery’s Logistics, Inc., an entity that is a significant shareholder (greater than 10%) of the Company's parent, two cigarette production equipment lines together with multiple cigarette and cigar-related trademarks. The total acquisition price was deemed to be $4,000,000 to be paid solely by the issuance of 2,000,000 common shares of the Company. $3,400,000 was initially allocated to the value of the equipment, and the balance of $600,000 was allocated to the intangible assets. See note 13 for additional information concerning the value of these assets.

On July 15, 2022, The Company also settled two vendor accounts payable balances totaling $100,000 by the issuance of 50,000 common shares of the Company.

On September 1, 2022, the Company sold 1,000,000 shares of Hempacco common stock at $6.00 per share to our underwriters pursuant to the IPO and the underwriting agreement with Boustead Securities, LLC. After deducting the underwriting commission and expenses, the Company received net proceeds of $5,390,753.

On September 6, 2022, Boustead Securities LLC submitted a notice of the exercise of the warrant purchase option, pursuant to paragraph 1.3.1 of the Underwriting Agreement. Boustead elected to convert its right to purchase 70,000 common shares at $9.00 per share using the cashless basis formula into 54,928 shares of common stock. The market price of these shares on the issue date was $4.74 per share resulting in additional underwriting expenses of $260,358, which was an increase and decrease to additional paid in capital.

On September 17, 2022, the Company entered a Marketing Services Agreement with North Equities Corp. of Toronto, Canada, effective September 19, 2022, for an initial period of 6-months. Compensation for the initial period will be by the issuance of 41,494 rule 144 restricted shares of the Company’s common stock. This amount represents a market value of approximately $100,000 as of the effective date. The shares were issued to North Equities Corp. of Toronto on October 4, 2022. The Company will also reimburse North Equities for all direct, pre-approved and reasonable expenses incurred in performing the marketing services.

On October 12, 2022, the Company entered a Broadcasting and Billboard Agreement with FMW Media Works LLC (“FMW”) of Hauppauge, New York, for a period of three months. FMW will produce an informative TV show which will discuss the Company and its business. Total compensation will be made by the issuance of 63,292 rule 144 restricted common shares of Hempacco. The market value of the issued shares was $148,103 and was expensed in full in 2022.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

On or about October 7, 2022, the Company accepted service in a suit filed in the United States District Court for the Southern District of New York by Long Side Ventures LLC, R & T Sports Marketing Inc., Sierra Trading Corp., Taconic Group LLC, KBW Holdings LLC, Robert Huebsch and Ann E. Huebsch, Joseph Camberato, Joseph Crook, Sachin Jamdar, Michael Matilsky, Gerard Scollan, and Daisy Arnold (collectively “Plaintiffs”) against Hempacco Co., Inc., Mexico Franchise Opportunity Fund, LP, Sandro Piancone, Jorge Olson, Neville Pearson, Stuart Titus, Jerry Halamuda, Retail Automated Concepts, Inc. f/k/a Vidbox Mexico Inc., and Vidbox Mexico S.A. De C.V. (collectively “Defendants”) (Case No. 1:22-cv-08152 (ALC)), alleging that (i) Plaintiffs previously received a judgment (the “Judgment”) in a New York state court action (the “State Action”) against Retail Automated Concepts, Inc. (“RAC”) and Vidbox Mexico S.A. De C.V. (“Vidbox Mexico”), for breach of promissory notes issued by RAC to Defendants in 2018 and guaranteed by Vidbox Mexico, and (ii) prior to the filing of the State Action, Defendants fraudulently transferred and commingled assets, specifically 600 retail kiosks, in order to avoid enforcement of the Judgment, with Plaintiffs seeking monetary damages from Defendants. Defendants anticipate filing a motion to dismiss for lack of personal jurisdiction and failure to state a claim, and on or about November 4, 2022, Defendants’ counsel sent the court a letter requesting a pre-trial conference to discuss Defendants’ anticipated motion to dismiss pursuant Rule 2(A) of the court’s Individual Rules of Practice. Defendants intend to defend the matter vigorously. No further allowance for legal fees or settlement costs has been provided in the financial statements.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these financial statements.

Effective January 1, 2023, HempBox Vending, Inc.(“HVI”) a wholly owned subsidiary of the Company entered into a joint venture operating agreement (the “Operating Agreement”) with Weedsies Mobile, LLC (“Weedsies)”, a Florida limited liability company, to operate a joint venture entity (the “Joint Venture”) in Florida, Weedsies Vending, LLC which will market the Hemp related products of Weedsies using automated kiosks provided by HempBox Vending. Pursuant to the Operating Agreement, the Joint Venture will be owned 50% by each of HVI and Weedsies, HVI and Weedsies are both required to fund $1,000 to the Joint Venture. HVI will be responsible for provision of the self-service vending kiosks and will be responsible for technology and marketing support as well as accounting, financial services, and tax preparation for the Joint Venture. Weedsies will be responsible for installations, repair, customer service, marketing support, billing, and reconciliations to the Joint Venture.

On February 8, 2023, the Company signed, as guarantor, a lease agreement between US Tobacco de Mexico S.A. de C.V. (“UST” a related party) and Grupo Fimher, S. de R.I. de C.V. (“Fimher”) for the lease of 43,000 sf of manufacturing space located in Tijuana, Mexico. The term of the lease is three years, commencing on March 1, 2023. The first year’s rent payment is $18,622 per month, with 3.5% inflation increases on the first and second anniversaries of the lease. The estimated total contingent liability at lease inception will be $694,159.31. Hempacco Co., Inc. and Hempacco Paper Co., Inc. are sub-tenants of UST and will manufacture products at this facility.

On February 8, 2023, the Company’s subsidiary – Hempacco paper Co., Inc. -  leased the above referenced space for an initial period of one year for a monthly rental of $2,500. Hempacco paper will use this facility for the manufacture of all its paper products.

Effective January 30, 2023, Hempacco Co., Inc. (the “Company”) entered into a joint venture operating agreement (the “Operating Agreement”) with Alfalfa Holdings, LLC (“Alfalfa”), a California limited liability company, to operate a joint venture entity (the “Joint Venture”) in California, HPDG, LLC, which will market and sell hemp smokables products. Pursuant to the Operating Agreement, the Joint Venture will be owned 50% by each of the Company and Alfalfa, the Company is required to fund $10,000 to the Joint Venture, manufacture Joint Venture product, and provide accounting, inventory management, staff training, and trade show and marketing services for the Joint Venture. Alfalfa is required to provide online marketing and promotion, design and branding, and brand management and development services to the Joint Venture, as well as Snoop Dogg attendance and appearances at Joint Venture events subject to professional availability, and subject to a separate Talent License and Services Agreement between the Joint Venture and Alfalfa as described below (the “Services Agreement”).

In connection with the Operating Agreement, effective January 30, 2023, the Joint Venture entered into the Services Agreement with Spanky’s Clothing, Inc., and Calvin Broadus, Jr. p/k/a “Snoop Dogg” (collectively “Talent”), pursuant to which Talent will endorse the Joint Venture’s smokable hemp products and serve as a spokesperson for the products in the United States, and the Joint Venture shall (i) pay Talent’s legal expenses of $7,500 in connection with entering into the Operating Agreement and Services Agreement; (ii) cause the Company to issue to Talent a fully vested warrant to acquire 450,000 shares of Company common stock at a strike price of $1.00 per share (the “Talent Warrants”); (iii) cause the Company to issue to Talent’s designee a fully vested warrant to acquire 50,000 shares of Company common stock at a strike price of $1.00 per share (the “Talent Designee Warrants”); and (iv) pay Talent royalties of 10% of Joint Venture gross revenue, with minimum annual royalty payments of $450,000 by the end of the first two years of the initial term of the Services Agreement, an additional $600,000 by the end of the third year of the initial term, and an additional $1,200,000 by the end of the fourth year of the initial term. On or about January 30, 2023, the Company issued the Talent Warrants and Talent Designee Warrants as required by the Services Agreement.

Effective February 1, 2023, the Company through its representative in Warsaw, Poland filed the equivalent of Articles of Incorporation with the court to create Hempacco Europe Sp.z.o.o. (an LLC equivalent) the corporate entity through which the Company will distribute its smokable products throughout the EU. Ownership of the entity rests with Hempacco Co., Inc. -99% and Jakub Duda an individual -1%.

On February 9, 2023, Hempacco Co., Inc. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC, and EF Hutton, a division of Benchmark Investments, LLC, as representatives (the “Representatives”) of the underwriters (the “Underwriters”) in connection with the public offering of the Company. The Underwriting Agreement provides for the offer and sale of 4,200,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at a price to the public of $1.50 per share (the “Offering”). In connection therewith, the Company agreed to issue to the Representatives and/or their designees 338,100 warrants to purchase shares of Common Stock, exercisable from February 14, 2023, through February 10, 2028, and initially exercisable at $1.50 per share subject to adjustment as provided therein (the “Representatives’ Warrants”). The Company also granted the Underwriters an option (the “Option”) for a period of 45 days to purchase up to an additional 630,000 shares of Common Stock. The Offering is being made pursuant to a Registration Statement on Form S-1 (File No. 333-269566) (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission on February 9, 2023.

On February 11, 2023, the Underwriters exercised the Option in full, and on February 14, 2023, the Offering was completed. At the closing of the Offering, the Company (i) sold an aggregate of 4,830,000 shares of Common Stock for total gross proceeds of $7,245,000, and (ii) issued the Representatives’ Warrants as directed by the Representatives. After deducting underwriter commissions and Offering expenses, the Company received net proceeds of $6,610,400.

The Underwriting Agreement includes customary representations, warranties, and covenants by the Company. It also provides that the Company will indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or contribute to payments the Underwriter may be required to make because of any of those liabilities.

On or about February 10, 2023, a Motion to Dismiss the Longside Ventures LLC et al lawsuit (see note 14 above) was filed in the New York District Court    for the Southern District of New York. At the time of the publication of these financial statements, no  response has yet been received from the court.

On April 6, 2023, the Company received a letter notification from the Nasdaq Capital Market (“Nasdaq”) advising of our non-compliance with Nasdaq listing rules in that the Company had failed to maintain its stock price at above $1.00 for a period of 30-days. The Nasdaq rules provide for a period of 180 days in which the Company must regain compliance. This period expires on October 3, 2023.

On April 20, 2023, the Company received a further letter notification from Nasdaq advising of our non-compliance with Nasdaq listing rules in that the Company had failed to submit its annual report on Form 10-K to the Securities and Exchange Commission by the stipulated due date plus any extension granted. The Nasdaq rules require that the Company submit a detailed plan of action explaining how the Company will remedy this situation and regain compliance. The report must be submitted within 60 days, which period expires on June 20, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, which are described below.

In designing and evaluating disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our independent registered accounting firm determined that we did not maintain effective internal controls over financial reporting and the following material weaknesses existed as of December 31, 2022:

•

We did not design and maintain adequate controls over the documentation of accounting and financial reporting policies and procedures. Specifically, we did not design and maintain a manual of policies and procedures and we did not maintain a sufficient complement of accounting personnel to ensure proper procedures were executed and transactions were reviewed by management.

•	We failed to identify and disclose certain related party transactions and certain related party transactions were not formally authorized.
•	We have not properly segregated duties related to cash disbursements.
•	Our revenue recognition procedures did not prevent us from recording revenue for which the earnings process was not complete.
•	We failed to obtain written documentation of significant agreements related to joint ventures.

These material weaknesses resulted in material misstatements to the financial statements, which were corrected. There were no changes to previously released financial results. We are in the process of remediating these material weaknesses.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting in accordance with applicable SEC rules that permit us to provide only management´s report in this report.

32

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIUVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding our directors and executive officers as of the date of this Annual Report on Form 10-K

Name	Age	Position
Sandro Piancone	55	Chief Executive Officer, President, Treasurer, Secretary, and Director
Neville Pearson	79	Chief Financial Officer
Jorge Olson	51	Chief Marketing Officer, Executive Vice President & Director
Dr. Stuart Titus	66	Chairman of the Board
Jerry Halamuda	73	Independent Director
Miki Stephens(1)	50	Independent Director

Sandro Piancone co-founded our Company and has served as our President and Chief Executive Officer, Treasurer, Secretary, and Director since inception. Mr. Piancone has served as the Chief Executive Officer of Primus Logistics, a cold storage company since January 2018. He has also served as the Chief Executive Officer of UST Mexico, Inc, a Mexican tobacco company since November 2013. From January 2011 to December 2017, Mr. Piancone served as the Managing Director of Nery’s Logistics, Inc, a foodservice and food distributor company in Mexico. From January 2012 to December 2019, he worked as the Chief Executive Officer of Mexico Sales Made Easy-Self Promotion Platform, a marketing company. Mr. Piancone has also been the President, Chief Executive Officer and member of the Board of Directors of Green Globe International, Inc., our majority owner, since March 22, 2021. Mr. Piancone has a track record of building distribution companies with manufacturing, sales, and distribution success. We believe that Mr. Piancone's extensive experience in the cigarette manufacturing, food and beverage industries makes him a valuable member of our Board of Directors.

Jorge Olson co-founded our Company and has served as Chief Marketing Officer since inception. Mr. Olson has helped to develop and/or market over 1,000 consumer goods products in the USA and Mexico. He has marketed consumer goods by creating innovative, off-the-shelf display programs that are strategically placed in convenience stores. Mr. Olson has worked with Sandro Piancone for over fifteen years and is the author of Wholesale MBA and Build Your Beverage Empire. Since 2003, Mr. Olson has been the President of Cube17, Inc., his marketing consulting company. Mr. Olson has also been the Chief Marketing Officer of Green Globe International, Inc., our majority owner, since March 22, 2021. We believe that Mr. Olson's vast consumer goods and beverage experience makes him a valuable member of our Board of Directors.

Neville Pearson, who served as our Interim Chief Financial Officer from March 1, 2021-August 31, 2021, was appointed our Chief Financial Officer as of September 1, 2021, and brings extensive and direct experience with financial reporting, management accounting, preparation of SEC filings, and corporate governance and company secretarial functions. As Chief Accountant of the UK Construction Division for John Mowlem & Co. PLC, Mr. Pearson was responsible for over 400 active building and civil engineering projects which include the NatWest Bank Tower in the City financial district, and the Docklands Airport in East London. Mr. Pearson has also been the Chief Financial Officer of Green Globe International, Inc., our majority owner, since March 22, 2021. He has been the Chief Financial Officer of ASC Biosciences, Inc. since September 2013, and he was the Interim CFO of American Hemp Ventures, Inc. from December 2018 to May 2020.

Dr. Stuart Titus is an expert in hemp and cannabinoids with experience in investing and managing publicly traded companies. He left his position as CEO of Medical Marijuana, Inc., and joined our board in July 2021. Dr. Titus built his financial expertise on Wall Street, where he worked as a bond trader for 11 years, managing a trading and underwriting department as a V.P. for Credit Suisse First Boston Corp. From March 2015 through June of 2021, Dr. Titus was the CEO and a member of the Board of Directors of Medical Marijuana, Inc., and from June 2021 to the present, Dr. Titus has been a consultant with Seaside Sales & Marketing, a sales and marketing consulting company focused on the nutritional supplement industry. Dr. Titus has also been a member of the Board of Directors of Green Globe International, Inc., our majority owner, since March 22, 2021. We believe that Dr. Titus's extensive experience in the cannabis industry makes him a valuable member of our Board of Directors.

Jerry Halamuda has started over 20 businesses in the last 50 years; one grew to have approximately $300 million in sales. He is a business operator with agricultural, M&A and investment experience. He founded Color Spot Nurseries Inc. in 1983 and served as its Chief Executive Officer and President through 2016 when he retired for health reasons. He has been the CEO of King Horticulture Supply LLC, a gardening and hydroponics supply company, since December 2019. He has been a Director of EZ Shipper Racks, Inc., since September 2018, and he joined our board in July 2021. Mr. Halamuda has also been a member of the Board of Directors of Green Globe International, Inc., our majority owner, since March 22, 2021. We believe that Mr. Halamuda's hands-on management experience in connection with agricultural product sales companies makes him a valuable member of our Board of Directors.

Miki Stephens, MBA is a talented executive and entrepreneur distinguished by her demonstrated success in mergers and acquisitions. Strategy-driven discipline in highly complex and regulated industries provides Ms. Stephens with a well-established background capable of driving material business advantage. From 2017-2020, Ms. Stephens served as Co-founder and COO of Harmony Hemp. Ms. Stephens’ operations and financial experience played a key role in the 2020 acquisition of Harmony Hemp by Abacus Health and succession strategies for the company. Ms. Stephens was then the Director of B2B Supply Planning for Charlotte’s Web from 2020 to 2022, and is currently focused on further developing her family office through real estate and market investing. Her ability to turn a vision into reality comes from a deep understanding of business capabilities within an organization. Miki brings a deep knowledge of corporate governance from years of working with publicly traded companies.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Governance Structure

We chose to appoint a separate Chairman of the Board who is not our Chief Executive Officer. Our board of directors has made this decision based on their belief that an independent Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director.

The Board's Role in Risk Oversight

The board of directors oversees that the assets of our company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board's oversight of the various risks facing our company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. Much of this work has been delegated to committees, which will meet regularly and report back to the full board. The audit committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters, the compensation committee evaluates the risks and rewards associated with our compensation philosophy and programs, and the nominating and corporate governance committee evaluates risk associated with management decisions and strategic direction.

Independent Directors

Nasdaq's rules generally require that a majority of an issuer's board of directors must consist of independent directors. Our board of directors currently consists of five (5) directors, Mr. Piancone, Mr. Olson, Dr. Titus, Mr. Halamuda, and Ms. Stephens, with Dr. Titus, Mr. Halamuda, and Ms. Stephens considered independent within the meaning of Nasdaq's rules.

Committees of the Board of Directors

Our board has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each with its own charter approved by the board. In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Ms. Stephens, Dr. Titus, and Mr. Halamuda, each of whom satisfies the "independence" requirements of Rule 10A-3 under the Exchange Act and Nasdaq's rules, serve on our audit committee, with Mr. Halamuda serving as the chairperson. Our board has determined that Mr. Halamuda qualifies as an "audit committee financial expert." The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and principal financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and assessing annually the audit committee's performance and the adequacy of its charter.

Compensation Committee

Ms. Stephens, Dr. Titus, and Mr. Halamuda, each of whom satisfies the "independence" requirements of Rule 10C-1 under the Exchange Act and Nasdaq's rules, serve on our compensation committee, with Dr. Titus serving as the chairperson. The members of the compensation committee are also "outside directors" as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and "non-employee directors" within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

The compensation committee is responsible for, among other things: (i) reviewing and approving the remuneration of our executive officers; (ii) making recommendations to the board regarding the compensation of our independent directors; (iii) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (iv) reviewing and assessing annually the compensation committee's performance and the adequacy of its charter.

Nominating and Corporate Governance Committee

Ms. Stephens, Dr. Titus, and Mr. Halamuda, each of whom satisfies the "independence" requirements of Nasdaq's rules, serve on our nominating and corporate governance committee, with Ms. Stephens serving as the chairperson. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The nominating and corporate governance committee is responsible for, among other things: (i) identifying and evaluating individuals qualified to become members of the board by reviewing nominees for election to the board submitted by shareholders and recommending to the board director nominees for each annual meeting of shareholders and for election to fill any vacancies on the board; (ii) advising the board with respect to board organization, desired qualifications of board members, the membership, function, operation, structure and composition of committees (including any committee authority to delegate to subcommittees), and self-evaluation and policies; (iii) advising on matters relating to corporate governance and monitoring developments in the law and practice of corporate governance; (iv) overseeing compliance with the our code of ethics; and (v) approving any related party transactions.

The nominating and corporate governance committee's methods for identifying candidates for election to our board of directors (other than those proposed by our shareholders, as discussed below) will include the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate's judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate's experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate's ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual's experience, perspective, skills and knowledge of the industry in which we operate.

A shareholder may nominate one or more persons for election as a director at an annual meeting of shareholders if the shareholder complies with the notice and information provisions contained in our bylaws. Such notice must be in writing to our Company not later than the close of business on the ninetieth (90th) day nor earlier than the close of business on the one-hundred-twentieth (120th) day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced more than thirty (30) days prior to or delayed by more than thirty (30) days after the anniversary of the preceding year's annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the one hundred twentieth (120th) day prior to such annual meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made or as otherwise required by the Exchange Act. In addition, shareholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of shareholders entitled to vote at such meeting.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as well as by SEC filings, as permitted or required by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

The following discussion and analysis of compensation arrangements should be read together with the compensation tables and related disclosures that follow. This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the programs summarized in this discussion. The following discussion may also contain statements regarding corporate performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management's expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Summary Compensation Table – Years Ended December 31, 2022 and 2021

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Summary Compensation Table

					Stock	Option	All Other
	Fiscal	Salary		Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	(1)		(2)	(3)	(4)	(5)	($)

Sandro Piancone	2022	$120,000	(6)	$-	$-	$-	$-	$120,000
Chief Executive Officer, President, Treasurer & Secretary	2021	$300,000	(6)	$-	$-	$-	$-	$300,000

Neville Pearson	2022	$60,000		$-	$-	$-	$-	$60,000
Chief Financial Officer (7)	2021	$50,000		$-	$-	$-	$-	$50,000

Jorge Olson	2022	$120,000	(8)	$-	$-	$-	$-	$120,000
Chief Marketing Officer & Executive Vice President	2021	$120,000	(8)	$-	$-	$-	$-	$120,000

__________

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of common stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)

Mr. Piancone's entity, Strategic Global Partners, Inc., accrued $120,000 in consulting fees during each of the years ended December 31, 2021 and 2020, and it was issued 170,000 shares of Company common stock in satisfaction of the $170,000 accrued balance on May 21, 2021. The remaining balance of $70,000 was paid in cash. Mr. Piancone's entity, UST Mexico, Inc., accrued $180,000 in consulting fees during the years ended December 31, 2021 and 2020, and its accrued balance that had not been paid in cash was $24,600 as of December 31, 2021, and $26,600 as of December 31, 2020. On January 20, 2022, we entered into an employment agreement with Mr. Piancone, which replaced our prior consulting agreement with Mr. Piancone’s entity, and pursuant to which Mr. Piancone was paid a salary of $120,000 in 2022.

(7)

Mr. Pearson served as our Interim Chief Financial Officer from March 1, 2021 to August 31, 2021, when he was appointed our Chief Financial Officer. On January 20, 2022, we entered into an employment agreement with Mr. Pearson pursuant to which Mr. Pearson was paid a salary of $60,000 in 2022.

(8)

Mr. Olson's entity, Cube17, Inc., accrued $15,000 in consulting fees during year ended December 31, 2019, and $120,000 during each of the years ended December 31, 2021 and 2020, and it was issued 185,000 shares of Company common stock in satisfaction of the $185,000 accrued balance on May 21, 2021. The remaining balance of $70,000 was paid in cash. On February 3, 2022, we entered into an employment agreement with Mr. Olson, which replaced our prior consulting agreement with Mr. Olson’s entity, and pursuant to which Mr. Olson was paid a salary of $120,000 in 2022.

Employment Agreements

We have not entered into employment or similar agreements with any of our executive officers or directors except as follows:

We entered into a consulting agreement with Cube17, Inc., an entity controlled by our founder and officer, Jorge Olson, on or about November 6, 2019, pursuant to which the entity would provide management, sales and marketing services to us in consideration of the issuance of 400,000 shares of our common stock, cash fees in the amount of $10,000/month, and sales commissions as follows: (i) 5% for direct sales, (ii) 2.5% for sales through an intermediate broker, (iii) 5% for other retail sales (without an intermediate broker), (iv) 5% for sales as a result of online or website leads generated by Cube17, Inc., (v) 10% for direct retail online sales of Company brands (such as The Real Stuff™), and (vi) 5% for machine sales and other business opportunities. The agreement had an initial term of one (1) year and has automatically renewed for successive terms, although either party can terminate the agreement for any reason by providing the other party 30 days' notice.

We entered into a consulting agreement with Strategic Global Partners, Inc., an entity controlled by our founder and CEO, Sandro Piancone, on or about January 3, 2020, pursuant to which the entity would provide management, sales, marketing and logistics services to us in consideration of cash fees of $10,000/month for an initial term of sixty (60) months. The agreement also requires us to reimburse the entity for reasonable and necessary expenses incurred by the entity in performing its duties under the agreement. The agreement is terminable by either party only upon the provision of twelve (12) months' notice to the other party.

We entered into a consulting agreement with UST Mexico, Inc., an entity controlled by our founder and CEO, Sandro Piancone, on or about January 3, 2020, pursuant to which the entity would provide manufacturing, production, supplier management, and equipment maintenance services to us in consideration of cash fees of $15,000/month for an initial term of sixty (60) months. The agreement also requires us to reimburse the entity for reasonable and necessary expenses incurred by the entity in performing its duties under the agreement. The agreement is terminable by either party only upon the provision of twelve (12) months' notice to the other party.

We entered into an Interim Consulting Agreement with Neville Pearson, our Interim Chief Financial Officer, on March 1, 2021, for him to act as our Interim Chief Financial Officer for a period from March 1, 2021, through August 31, 2021, and pursuant which Mr. Pearson would be paid $5,000 per month. Beginning on September 1, 2021, Mr. Pearson entered into an agreement with our majority shareholder, Green Globe International, Inc., pursuant to which he would act as the Chief Financial Officer of it, would be compensated by it instead of us, but would continue to act as our Chief Financial Officer.

On January 20, 2022, we entered into an employment agreement with Mr. Piancone, which supersedes and replaces our prior consulting agreement with Mr. Piancone’s entity, Strategic Global Partners, Inc. Pursuant to the employment agreement, which has an initial term of three years, Mr. Piancone agreed to act as our Chief Executive Officer, devote his full time (approximately 40 hours per week) and attention to the performance of Company duties, and we agreed to pay Mr. Piancone an annual base salary of $120,000, as well as an annual bonus up to 110% of Mr. Piancone’s base salary, based on Mr. Piancone’s and the Company’s performance, each as determined by our Board of Directors (the “Board”). Mr. Piancone is also eligible to receive annual grants of long-term incentive awards (with an initial incentive award target value of 130% of Mr. Piancone’s base salary) and participate in other Company employee benefit plans, if any, and is entitled to take 30 days of paid vacation during each 12-month period. Mr. Piancone is to be reimbursed for expenses incurred in connection with his employment, and during the period of Mr. Piancone’s employment with the Company and for two years thereafter, Mr. Piancone is prohibited from competing with the Company in the manufacturing of hemp smokable products. Mr. Piancone assigned to the Company any intellectual property rights related to our operations that he may have had prior to the effective date of the employment agreement. Mr. Piancone’s employment can be terminated by the Company at any time or by Mr. Piancone upon the provision of 30 days’ notice to the Company. If the Company terminates Mr. Piancone’s employment for a reason other than “Cause” (as defined below), Mr. Piancone will be entitled to a severance payment in an amount equal to 12 months of Mr. Piancone’s base salary in effect as of the termination. If Mr. Piancone’s employment is terminated (i) by the Company without Cause following a “Change in Control” (as defined below), or (ii) following a Change in Control, because Mr. Piancone has resigned due to a material reduction in his authority, duties or responsibilities, a material reduction in his base salary or benefits, a mandatory relocation more than 50 miles from Mr. Piancone’s then-current place of employment, or the Company’s failure to obtain the assumption of the employment agreement upon the Change in Control, then Mr. Piancone will be entitled to a severance payment in an amount equal Mr. Piancone’s base salary in effect as of the termination (or the highest base salary during the three years prior to the termination) plus the average annual bonus for the prior three years (or if the termination occurs before the annual bonus is paid for the employee’s first year of employment, 110% of the base salary). “Cause” is generally defined as (i) conviction or plea of no contest to the commission of a felony or any misdemeanor that is causing substantial harm to the Company or is a crime of moral turpitude, (ii) repeated intoxication by alcohol or drugs that materially and adversely affects the employee’s performance of his duties, (iii) malfeasance in the conduct of the employee’s duties, including misuse or diversion of Company funds, embezzlement, or misrepresentations or concealments on any written reports submitted by or on behalf of the Company, (iv) violation of any provision of the employment agreement, (v) failure to perform the duties required by the employee’s employment with the Company after the employee shall have been informed, in writing, of the material failure, and given 30 days to remedy the failure, or (vi) failure to follow or comply with the reasonable and lawful written directives or policies of the Company.  “Change in Control” is generally defined as an acquisition of 40% or more of the voting securities of the Company, the approval by the Company’s stockholders of a complete liquidation or dissolution, or the consummation of a reorganization, merger, consolidation or sale of substantially all of the assets of the Company, unless following the transaction (i) the beneficial owners of the Company’s voting securities before the transaction continue to beneficially own more than 60% of the voting securities of the Company after the transaction, (ii) no beneficial owner owns more than 40% of the voting securities of the Company after the transaction unless that ownership existed prior to the transaction, and (iii) at least a majority of the Board members after the transaction were members of the Board before the transaction.

On January 20, 2022, we entered into an employment agreement with Mr. Pearson. Pursuant to the employment agreement, which has an initial term of three years, Mr. Pearson agreed to act as our Chief Financial Officer, devote his full time (approximately 40 hours per week) and attention to the performance of Company duties, and we agreed to pay Mr. Pearson an annual base salary of $60,000, as well as an annual bonus up to 110% of Mr. Pearson’s base salary, based on Mr. Pearson’s and the Company’s performance, each as determined by the Board. Mr. Pearson is also eligible to receive annual grants of long-term incentive awards (with an initial incentive award target value of 130% of Mr. Pearson’s base salary) and participate in other Company employee benefit plans, if any, and is entitled to take 30 days of paid vacation during each 12-month period. Mr. Pearson is to be reimbursed for expenses incurred in connection with his employment, and during the period of Mr. Pearson’s employment with the Company and for two years thereafter, Mr. Pearson is prohibited from competing with the Company in the manufacturing of hemp smokable products. Mr. Pearson assigned to the Company any intellectual property rights related to our operations that he may have had prior to the effective date of the employment agreement. Mr. Pearson’s employment can be terminated by the Company at any time or by Mr. Pearson upon the provision of 30 days’ notice to the Company. If the Company terminates Mr. Pearson’s employment for a reason other than “Cause” (as defined below), Mr. Pearson will be entitled to a severance payment in an amount equal to 12 months of Mr. Pearson’s base salary in effect as of the termination. If Mr. Pearson’s employment is terminated (i) by the Company without Cause following a “Change in Control” (as defined below), or (ii) following a Change in Control, because Mr. Pearson has resigned due to a material reduction in his authority, duties or responsibilities, a material reduction in his base salary or benefits, a mandatory relocation more than 50 miles from Mr. Pearson’s then-current place of employment, or the Company’s failure to obtain the assumption of the employment agreement upon the Change in Control, then Mr. Pearson will be entitled to a severance payment in an amount equal Mr. Pearson’s base salary in effect as of the termination (or the highest base salary during the three years prior to the termination) plus the average annual bonus for the prior three years (or if the termination occurs before the annual bonus is paid for the employee’s first year of employment, 110% of the base salary). “Cause” is generally defined as (i) conviction or plea of no contest to the commission of a felony or any misdemeanor that is causing substantial harm to the Company or is a crime of moral turpitude, (ii) repeated intoxication by alcohol or drugs that materially and adversely affects the employee’s performance of his duties, (iii) malfeasance in the conduct of the employee’s duties, including misuse or diversion of Company funds, embezzlement, or misrepresentations or concealments on any written reports submitted by or on behalf of the Company, (iv) violation of any provision of the employment agreement, (v) failure to perform the duties required by the employee’s employment with the Company after the employee shall have been informed, in writing, of the material failure, and given 30 days to remedy the failure, or (vi) failure to follow or comply with the reasonable and lawful written directives or policies of the Company.  “Change in Control” is generally defined as an acquisition of 40% or more of the voting securities of the Company, the approval by the Company’s stockholders of a complete liquidation or dissolution, or the consummation of a reorganization, merger, consolidation or sale of substantially all of the assets of the Company, unless following the transaction (i) the beneficial owners of the Company’s voting securities before the transaction continue to beneficially own more than 60% of the voting securities of the Company after the transaction, (ii) no beneficial owner owns more than 40% of the voting securities of the Company after the transaction unless that ownership existed prior to the transaction, and (iii) at least a majority of the Board members after the transaction were members of the Board before the transaction.

On February 3, 2022, we entered into an employment agreement with Mr. Olson, which supersedes and replaces our prior consulting agreement with Mr. Olson’s entity, Cube17, Inc. Pursuant to the employment agreement, which has an initial term of three years, Mr. Olson agreed to act as our Chief Marketing Officer, devote his full time (approximately 40 hours per week) and attention to the performance of Company duties, and we agreed to pay Mr. Olson an annual base salary of $120,000, as well as an annual bonus up to 500% of Mr. Olson’s base salary, based on Mr. Olson’s and the Company’s performance, each as determined by the Board. Mr. Olson is also eligible to receive annual grants of long-term incentive awards (with an initial incentive award target value of 1,000% of Mr. Olson’s base salary) and participate in other Company employee benefit plans, if any, and is entitled to take 30 days of paid vacation during each 12-month period. Mr. Olson is to be reimbursed for expenses incurred in connection with his employment, and to receive $350 per diem for Company-related travel outside San Diego, California, and during the period of Mr. Olson’s employment with the Company and for two years thereafter, Mr. Olson is prohibited from competing with the Company in the manufacturing of hemp smokable products. Mr. Olson assigned to the Company any intellectual property rights he developed for the Company that he may have had prior to the effective date of the employment agreement (but specifically not including rights to Mr. Olson’s literary works; marketing funnels; LinkedIn groups, Facebook groups, or other social media contacts and accounts; audios, podcasts, videos and courses not connected to the Company; and websites not connected to the Company). Mr. Olson’s employment can be terminated by the Company or by Mr. Olson upon the provision of 30 days’ notice to the other party. If (i) the Company terminates Mr. Olson’s employment for a reason other than “Cause” (as defined below), or (ii) Mr. Olson’s employment is terminated following a “Change in Control” (as defined below) because Mr. Olson has resigned due to a material reduction in his authority, duties or responsibilities, a material reduction in his base salary or benefits, a mandatory relocation more than 50 miles from Mr. Olson’s then-current place of employment, or the Company’s failure to obtain the assumption of the employment agreement upon the Change in Control, then Mr. Olson will be entitled to a severance payment in average annual bonus for the prior three years (or if the termination occurs before the annual bonus is paid for the employee’s first year of employment, 110% of the base salary). “Cause” is generally defined as (i) conviction or plea of no contest to the commission of a felony or any misdemeanor that is causing substantial harm to the Company or is a crime of moral turpitude, (ii) repeated intoxication by alcohol or drugs that materially and adversely affects the employee’s performance of his duties, (iii) malfeasance in the conduct of the employee’s duties, including misuse or diversion of Company funds, embezzlement, or misrepresentations or concealments on any written reports submitted by or on behalf of the Company, (iv) violation of any provision of the employment agreement, (v) failure to perform the duties required by the employee’s employment with the Company after the employee shall have been informed, in writing, of the material failure, and given 30 days to remedy the failure, or (vi) failure to follow or comply with the reasonable and lawful written directives or policies of the Company.  “Change in Control” is generally defined as an acquisition of 40% or more of the voting securities of the Company, the approval by the Company’s stockholders of a complete liquidation or dissolution, or the consummation of a reorganization, merger, consolidation or sale of substantially all of the assets of the Company, unless following the transaction (i) the beneficial owners of the Company’s voting securities before the transaction continue to beneficially own more than 60% of the voting securities of the Company after the transaction, (ii) no beneficial owner owns more than 40% of the voting securities of the Company after the transaction unless that ownership existed prior to the transaction, and (iii) at least a majority of the Board members after the transaction were members of the Board before the transaction.

On August 29, 2022, we entered into an independent director agreement with Ms. Stephens, pursuant to which she would serve as an independent director on our Board of Directors, but pursuant to which Ms. Stephens’ compensation terms were to be determined as of a later date.

Outstanding Equity Awards at Fiscal Year-End

No executive officer named above had any unexercised options, stock that has not vested or equity incentive plan awards outstanding as of December 31, 2022 and 2021.

Director Compensation

No member of our board of directors received any compensation for his or her services as a director during the fiscal years ending December 31, 2022 and 2021, nor do they currently receive any compensation for such services.

Effective September 2, 2022, we determined to begin compensating each of our directors as follows:  (i) during the first year (September 2, 2022-September 1, 2023), no cash compensation will be paid; (ii) during the second year, the directors will be paid $12,000 for the year, prorated and paid monthly; (iii) during the third year, the directors will be paid $24,000 for the year, prorated and paid monthly; and (iv) each director shall receive options to purchase 75,000 shares of our common stock at $2.00/share, which shall vest monthly over three years and shall be exercisable for seven years from the date of grant. No written agreements have been entered into to implement this director compensation structure.

Equity Incentive Plans

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans, nor does it provide non-qualified deferred compensation to its officers or employees, and therefore, the Summary Compensation Table above does not include columns for nonequity incentive plan compensation and nonqualified deferred compensation earnings since there were none.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS’ MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 1, 2023, for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other shareholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. The following table assumes that the underwriters have not exercised the over-allotment option.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock that such person or any member of such group has the right to acquire within sixty (60) days thereafter. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

The percentages below are calculated based on 28,281,505 shares of our common stock, and 0 shares of our preferred stock, issued and outstanding as of May 1, 2023. We do not have any outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock within the next 60 days which are deemed beneficially owned by the holder thereof which are required to be disclosed below. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, Hempacco Co., Inc., 9925 Airway Road, San Diego, CA, 92154.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Sandro Piancone (1)	Common Stock	17,331,983	(2)	61.3%
Dr. Stuart Titus (3)	Common Stock	17,431,983	(4)(5)	61.6%
Jerry Halamuda (3)	Common Stock	17,381,983	(4)(6)	61.5%
Neville Pearson (7)	Common Stock	17,381,983	(4)(8)	61.5%
Jorge Olson(9)	Common Stock	-	(10)	-
All Officers and Directors as a Group	Common Stock	17,531,983	(11)	61.9%

(1)	CEO and Director of Hempacco; CEO and Director of our majority shareholder, Green Globe International, Inc.
(2)

Mr. Piancone does not directly own any shares of our common stock. However, he is one of the directors of our majority shareholder, Green Globe International, Inc. (the majority of its directors are also directors or officers of us), and he owns approximately 31% of Mexico Franchise Opportunities Fund LP, which is the holder of approximately 25% of the common stock and a majority of the Series C preferred stock of Green Globe International, Inc. Accordingly, Mr. Piancone may be deemed to be the beneficial owner of shares held in the name of Green Globe International, Inc. As of May 1, 2023, 17,331,983 shares of our common stock were owned by Green Globe International, Inc.

(3)	Director of Hempacco; director of our majority shareholder, Green Globe International, Inc.
(4)

Dr. Titus, Mr. Halamuda and Neville Pearson are directors of our majority shareholder, Green Globe International, Inc., and therefore they share voting and dispositive power with respect to shares held in the name of Green Globe International, Inc., and may be deemed to be beneficial owners of shares held in the name of Green Globe International, Inc. As of May 1, 2023, 17,331,983 shares of our common stock were owned by Green Globe International, Inc.

(5)	Includes 100,000 shares held by Dr. Titus, as well as 17,331,983 shares held by Green Globe International, Inc.
(6)

Includes 50,000 shares held in the name of the Halamuda Family Trust, which shares are deemed to be beneficially owned by Mr. Halamuda, as well as 17,331,983 shares held by Green Globe International, Inc.

(7)	CFO of Hempacco; CFO and director of our majority shareholder, Green Globe International, Inc.
(8)	Includes 50,000 shares held jointly with his spouse, as well as 17,331,983 shares held by Green Globe International, Inc.
(9)	CMO and Director; CMO of our majority shareholder, Green Globe International, Inc.
(10)

Mr. Olson is the CMO of our majority shareholder, Green Globe International, Inc., but he is not a director of it, he does not have or share voting or dispositive power with respect to shares held in the name of Green Globe International, Inc., and he beneficially owns no other shares of our stock.

(11)

Includes 17,331,983 shares held by Green Globe International, Inc., 100,000 shares held by Dr. Titus, 50,000 shares held in the name of the Halamuda Family Trust, and 50,000 shares held by Mr. Pearson with his spouse.

We do not currently have any arrangements which if consummated may result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of transactions during the fiscal years ending December 31, 2022 and 2021, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation" above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

As of December 31, 2022 and 2021, we owed $0 and $29,000, respectively, to UST Mexico, Inc. (“UST”), an entity controlled by our founder and CEO, Mr. Piancone, which manufactures tobacco cigarettes in Mexico, for consulting fees payable to UST for manufacturing, production, supplier management, and equipment maintenance services. As of December 31, 2022 and 2021, we were owed $0 and $132,147, respectively, by UST for products we sold to UST and for equipment parts provided to UST. The value of goods and services we provided to UST was $17,386 and $152,147 for the years ended December 31, 2022, and 2021, respectively, and the value of goods and services provided by UST to us was $256,213 and $251,000 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, UST owned 947,200,000 shares of common stock of Green Globe International, Inc., representing 1.72% of the issued and outstanding common stock of the parent company of Hempacco. UST is a related party by virtue of Sandro Piancone’s 25% interest in UST.

As of December 31, 2020, we owed $120,000 to Strategic Global Partners, Inc. ("SGP"), Mr. Piancone's entity, for consulting fees payable to the entity for Mr. Piancone's management, sales and other services to us during 2020. We accrued another $50,000 in consulting fees to SGP through May of 2021, and on May 21, 2021, we issued 170,000 shares of common stock to SGP in satisfaction of the total accrued fees of $170,000. As of December 31, 2021, we owed $70,000 to SGP for services rendered by SGP to us. Consulting expenses of $52,000 were recorded for the twelve months ended December 31, 2022, at which time the consulting fee contract with SGP was terminated when Mr. Piancone became a salaried employee of the Company in accordance with the terms of his employment contract. As of December 31, 2022, we owed $28,000 to SGP for services provided prior to September 1, 2022.

As of December 31, 2019, we owed $15,000 to Cube17, Inc. ("Cube"), Mr. Olson's entity, for consulting fees payable to the entity for Mr. Olson's sales, marketing and other services to us during 2019. We accrued another $120,000 in consulting fees to Cube in 2020, and another $50,000 through May of 2021, and on May 21, 2021, we issued 185,000 shares of common stock to Cube in satisfaction of the total accrued fees of $185,000. As of December 31, 2021 and 2020, we owed $63,404 and $135,000, respectively to Cube for services rendered by Cube to us. Consulting expenses to Cube of $80,000 were recorded for the twelve months ended December 31, 2022, at which time the consulting fee contract with Cube 17, Inc. was terminated when Mr. Olson became a salaried employee of the company in accordance with the terms of his employment contract. As of December 31, 2022, we owed $0 to Cube for services rendered by Cube to us prior to September 1, 2022.

As of December 31, 2022 and 2021, we owed Primus Logistics, our landlord and an entity which is owned 90% by Mr. Piancone, $5,163 and $0, respectively, for rent, inventory and product storage. As of December 31, 2022 and 2021, Primus Logistics had been paid $0 and $14,764, respectively, in advance for rent.

Lake Como is also owned and controlled by Mr. Piancone. This entity is used by us primarily as a sales company for our products, and it sometimes sells products it purchases from us. As of December 31, 2022 and 2021, we had receivables of $0 and $150, respectively, from Lake Como for sales of our products made by Lake Como.

Transactions in Connection with Green Globe International, Inc.

In February 2021, we negotiated the acquisition from an unrelated third party of 100 shares of super-voting Series A Preferred Stock (the “Control Block”) of Green Globe International, Inc., a Delaware corporation (“Green Globe”), for a purchase price of $50,000, with the understanding that the officers and directors of Green Globe at the time would resign and our officers and directors and nominees would be appointed as the officers and directors of Green Globe upon payment of the $50,000 acquisition purchase price. The Control Block was entitled to approximately 80% of the voting rights of the capital stock of Green Globe, and there were approximately 3,700,640,356 shares of Green Globe common stock outstanding at the time. Green Globe had not filed any quarterly or annual reports with OTCMarkets.com since May 16, 2019, and we viewed Green Globe as insolvent because, at that time, its liabilities exceeded its assets, it had no current assets and had a working capital deficit, it was not generating revenues, and it was not generating any cash flows from operations, investing activities, or financing activities. Subsequent reports filed by Green Globe with OTCMarkets.com indicated that it was a shell company (i.e., a company with no or nominal non-cash assets and no or nominal operations) at that time. We also determined that upon acquiring control of Green Globe, we would cancel the Control Block and have Green Globe acquire Hempacco in a share exchange transaction by issuing 70,312,160,174 shares of Green Globe common stock in exchange for all outstanding shares of Hempacco, such that (i) Hempacco would become a wholly-owned subsidiary of Green Globe, (ii) Hempacco’s shareholders immediately prior to acquiring Hempacco would receive 95% of the common stock of Green Globe (70,312,160,174 shares out of 74,012,800,530 that would be outstanding following the share exchange), and (iii) Green Globe’s common shareholders immediately prior to acquiring Hempacco would retain 5% of Green Globe’s common stock (3,700,640,356 shares out of 74,012,800,530 shares that would be outstanding following the share exchange). We also determined at the time that we did not want to affect the share exchange with Green Globe until we had resolved as many of our outstanding liabilities as practicable. We did not obtain any fairness opinion or other valuation of either Green Globe or Hempacco at the time, and the 70,312,160,174-share number (the number of shares of Green Globe we determined would be issued to Hempacco’s shareholders in the share exchange transaction) was arbitrarily determined by us without reference to any particular valuation or book value.

On or about March 22, 2021, we paid the $50,000 purchase price for the Control Block and acquired it, the officers and directors of Green Globe resigned, and our officers, our sole director at the time, and two other director nominees selected by us were appointed as the officers and directors of Green Globe as follows: (i) our CEO and sole director, Sandro Piancone, was appointed as CEO and director of Green Globe; (ii) Neville Pearson, our Chief Financial Officer, was appointed as the Chief Financial Officer, Secretary and Treasurer of Green Globe; (iii) Jorge Olson, our Chief Marketing Officer, was appointed as the Chief Marketing Officer of Green Globe; and (iv) Jerry Halamuda and Dr. Stuart Titus, who at the time had no positions with us, were appointed as directors of Green Globe at our direction.

As of March 22, 2021, we had outstanding approximately 8,478,000 shares of common stock and 8,000,000 Series A Preferred Shares. Between March 22, 2021, and May 21, 2021, we negotiated with counterparties owed funds by us, including the related parties described below, with the goal of resolving as much of our outstanding obligations as possible prior to effecting the share exchange with Green Globe. We then issued 9,917,532 shares of our common stock, and then closed the share exchange with Green Globe on May 21, 2021, with all 18,395,532 shares of our outstanding common stock transferred to Green Globe in consideration of Green Globe’s issuance of an aggregate of 70,312,160,174 shares to our shareholders. The 9,917,532 shares of common stock we issued on May 21, 2021, are described below. Between March 22, 2021, and May 21, 2021, Mr. Piancone was our CEO and sole director, he was the CEO and one of the directors of Green Globe, he was the officer and control person of several of the related party entities described below, and he functionally controlled both us and Green Globe.

On October 22, 2019, we had entered into a Kiosk Acquisition Agreement with Mexico Franchise Opportunity Fund LP ("MFOF") (a related party entity of which approximately 31% is owned by our founder and CEO, Sandro Piancone, and approximately 25% is owned by our founder and CMO, Jorge Olson) to purchase 600 vending kiosks for total consideration of $3,638,357, payable by the issuance of 8,000,000 shares of our Series A Preferred Shares to MFOF. On May 21, 2021, we issued 8,757,479 shares of common stock to MFOF upon conversion of the 8,000,000 shares of Series A Preferred Shares into common stock at $1.00 per share, and payment of 757,479 shares of common stock for accrued dividends of $757,479, due on the preferred shares, at $1.00 per share.

On May 21, 2021, we issued 357,006 shares of common stock to eight third-party lenders shares for conversion of debt owed to the lenders at $1.00 per share, with 336,500 of such shares issued upon conversion of principal of $336,500, and 20,506 of such shares issued upon conversion of accrued interest of $20,506.

On May 21, 2021, we issued 127,016 shares of common stock to Mr. Halamuda (now considered a related party as he was appointed as a member of our Board of Directors in July 2021) for conversion of debt owed to Mr. Halamuda at $1.00 per share, with 125,000 of such shares issued upon conversion of principal of $125,000, and 2,016 of such shares issued upon conversion of accrued interest of $2,016.

On May 21, 2021, we issued 51,030 shares of common stock to a lender (Dr. Stuart Titus, now considered a related party as he was appointed as our Chairman of the Board of Directors in July 2021) for conversion of debt owed to Dr. Titus at $1.00 per share, with 50,000 of such shares issued upon conversion of principal of $50,000, and 1,030 of such shares issued upon conversion of accrued interest of $1,030.

On May 21, 2021, we issued 170,000 shares of common stock to an entity (Strategic Global Partners, Inc.) controlled by our founder and CEO, Mr. Piancone, in satisfaction of $170,000 of accrued fees for management services owed to the entity by us.

On May 21, 2021, we issued 185,000 shares of common stock to an entity (Cube17, Inc.) controlled by our founder and CMO, Mr. Olson, in satisfaction of $185,000 of accrued fees for management services owed to the entity by us.

On May 21, 2021, we issued 170,000 shares of common stock to an entity (Primus Logistics) controlled by our founder and CEO, Mr. Piancone, for rent of our manufacturing and office facility from January 1, 2020, to May 31, 2021, valued at $170,000.

On May 21, 2021, we issued 100,000 shares of common stock to a third party for information technology, software development, and kiosk technical services provided by them to us valued at $100,000.

On or about March 1, 2022, we entered into a mutual line of credit agreement with Green Globe to facilitate our short-term borrowing needs on an interest-free basis, with advances being subject to repayment within 90 days with a maximum of $500,000 allowed to be outstanding within any 90-day period. On December 1, 2022, the maximum amount was increased to $1,500,000.  During the twelve months ended December 31, 2022, GGII made and received cash advances of $1,674,785 and $902,758 respectively. As of December 31, 2022, the balance owed to the Company by GGII was $772,027. Subsequent to the date of this report, the Company decided retroactively to make a 100% allowance for the possible non-repayment of this loan.

On or about March 18, 2022, we borrowed $50,000 from Jerry Halamuda, one of our directors, and issued Mr. Halamuda a $50,000 promissory note, accruing interest at 8% per annum, which originally matured on June 18, 2022, and has since been extended to March 18, 2023. The note is secured by 50,000 shares of our common stock.

During 2022, we made short term cash advances directly to Green Star Labs, Inc. a subsidiary joint venture of Green Globe. As of December 31, 2022, the balance owed to us by Green Star Labs, Inc. was $465,386. Subsequent to the date of this report, the Company decided retroactively to make a 100% allowance for the possible non-repayment of this loan.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accounting firm dbbmckennon, for each of our last two fiscal years for the categories of services indicated.

	Years Ended
	December 31,
Category	2022	2021
Audit Fees	$81,000	$69,003
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	49,068	-
Total	$130,068	$69,003

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of the registrant are listed in the index to the consolidated financial statements and filed under Item 8 of this Annual Report.

Financial Statement Schedules

Not Applicable.

Exhibits

Number	Description

Exhibit No.	Description
1.1

Underwriting Agreement, between Hempacco Co., Inc. and Boustead Securities, LLC, dated August 29, 2022 (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on September 2, 2022)

1.2

Underwriting Agreement, dated February 9, 2023, by and between Hempacco Co., Inc. and Boustead Securities, LLC (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on February 15, 2023)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on March 24, 2022)
3.2	Amended and Restated Articles of Incorporation dated April 23, 2021 (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on March 24, 2022)
3.3	Amended and Restated Articles of Incorporation dated September 28, 2021 (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed on March 24, 2022)
3.4	Bylaws of Hempacco Co., Inc. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 filed on March 24, 2022)
10.1

Agreement for Share Exchange between Hempacco Co., Inc. and Green Globe International, Inc., dated May 21, 2021 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed on March 24, 2022)

10.2

Patent License Agreement between Hempacco Co., Inc., and Old Belt Extracts, LLC d/b/a Open Book Extracts, dated April 1, 2021 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed on March 24, 2022)

10.3	Limited Liability Company Agreement of Cali Vibes D8 LLC, dated April 20, 2021 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 filed on March 24, 2022)

48

10.4

Joinder Agreement between Cali Vibes D8 LLC, Hempacco Co., Inc., and BX2SD Hospitality, LLC, dated June 3, 2021 (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 filed on March 24, 2022)

10.5

Assignment Agreement between Hempacco Co., Inc. and Green Globe International, Inc., dated December 14, 2021 (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 filed on March 24, 2022)

10.6	Joinder Agreement of Hemp Hop Smokables LLC, by Hempacco Co., Inc., dated December 14, 2021 (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed on March 24, 2022)
10.7

Joint Venture Agreement between Hempacco Co., Inc. and Cheech and Chong’s Cannabis Company, dated January 1, 2022 (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 filed on March 24, 2022)

10.8	Joint Venture Agreement between Hempacco Co., Inc. and StickIt Ltd., dated January 19, 2022 (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 filed on March 24, 2022)
10.9

Purchase Finance Agreement between Hempacco Co., Inc., and Titan General Agency Ltd., dated December 3, 2019 (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 filed on March 24, 2022)

10.10	Loan Agreement between Hempacco Co., Inc. and Courier Labs, LLC, dated June 15, 2020 (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 filed on March 24, 2022)
10.11	Security Agreement between Hempacco Co., Inc. and Courier Labs, LLC, dated June 15, 2020 (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 filed on March 24, 2022)
10.12	Side Letter Agreement & Loan Extension between Hempacco Co., Inc. and Courier Labs, LLC (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 filed on March 24, 2022)
10.13	12% 6 Month Note issued to Mario Taverna, dated May 4, 2021 (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1 filed on March 24, 2022)
10.14	Note Extension Agreement between Hempacco Co., Inc. and Mario Taverna, dated November 5, 2021 (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 filed on March 24, 2022)
10.15	Convertible Promissory Note issued to Miguel Cambero Villasenor, dated May 6, 2021 (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 filed on March 24, 2022)
10.16	Convertible Promissory Note issued to Miguel Cambero Villasenor, dated June 7, 2021 (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 filed on March 24, 2022)
10.17

Convertible Promissory Note issued to Ernest Sparks and Julee A. Sparks, Joint Tenants, dated May 10, 2021 (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 filed on March 24, 2022)

10.18	12% One Year Note issued to Dennis Holba & Raffaella Marsh, dated November 12, 2019 (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 filed on March 24, 2022)
10.19	Secured Promissory Note issued to Jerry Halamuda, dated February 17, 2020 (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1 filed on March 24, 2022)
10.20	Promissory Note issued to Jerry Halamuda, dated February 16, 2021 (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1 filed on March 24, 2022)

49

10.21

Promissory Note Agreement Amendment 1 between Hempacco Co., Inc. and Jerry Halamuda, dated May 17, 2020 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-1 filed on March 24, 2022)

10.22	12% One Year Note issued to Mario Taverna, dated March 5, 2021 (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-1 filed on March 24, 2022)
10.23	12% One Year Note issued to Mario Taverna, dated March 10, 2021 (incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-1 filed on March 24, 2022)
10.24	12% One Year Note issued to Valentino Mordini, dated March 9, 2021 (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1 filed on March 24, 2022)
10.25	12% One Year Note issued to Romeo Fiori, dated March 10, 2021 (incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-1 filed on March 24, 2022)
10.26	12% One Year Note issued to J Lin Inc., dated March 15, 2021 (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1 filed on March 24, 2022)
10.27	12% One Year Note issued to Sylvester Barnes, dated April 1, 2021 (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 filed on March 24, 2022)
10.28	12% One Year Note issued to Roger Ladd, dated April 13, 2021 (incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1 filed on March 24, 2022)
10.29

Standard Industrial/Commercial Multi-Tenant Lease Agreement between Hempacco Co., Inc. and Primus Logistics, Inc., dated January 1, 2020 (incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1 filed on March 24, 2022)

10.30*

Sales and Marketing Agreement between Hempacco Co., Inc., and Cube17, Inc., dated November 6, 2019 (incorporated by reference to Exhibit 10.30 to Registration Statement on Form S-1 filed on March 24, 2022)

10.31*

Consulting & Marketing Agreement between Hempacco Co., Inc., and Strategic Global Partners, Inc., dated January 3, 2020 (incorporated by reference to Exhibit 10.31 to Registration Statement on Form S-1 filed on March 24, 2022)

10.32*

Consulting & Marketing Agreement between Hempacco Co., Inc., and UST Mexico, Inc., dated January 3, 2020 (incorporated by reference to Exhibit 10.32 to Registration Statement on Form S-1 filed on March 24, 2022)

10.33*

Interim Consulting Agreement between Hempacco Co., Inc. and Neville Pearson, dated March 1, 2021 (incorporated by reference to Exhibit 10.33 to Registration Statement on Form S-1 filed on March 24, 2022)

10.34*	Employment Agreement between Hempacco Co., Inc. and Sandro Piancone, dated January 20, 2022 (incorporated by reference to Exhibit 10.34 to Registration Statement on Form S-1 filed on March 24, 2022)
10.35*	Employment Agreement between Hempacco Co., Inc. and Neville Pearson, dated January 20, 2022 (incorporated by reference to Exhibit 10.35 to Registration Statement on Form S-1 filed on March 24, 2022)
10.36*	Employment Agreement between Hempacco Co., Inc. and Jorge Olson, dated February 3, 2022 (incorporated by reference to Exhibit 10.36 to Registration Statement on Form S-1 filed on March 24, 2022)
10.37*	Indemnification Agreement, between Hempacco Co., Inc. and Sandro Piancone, dated August 29, 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 2, 2022)
10.38*	Indemnification Agreement, between Hempacco Co., Inc. and Neville Pearson, dated August 29, 2022 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 2, 2022)
10.39*	Indemnification Agreement, between Hempacco Co., Inc. and Jorge Olson, dated August 29, 2022 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on September 2, 2022)

50

10.40*	Indemnification Agreement, between Hempacco Co., Inc. and Stuart Titus, dated August 29, 2022 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on September 2, 2022)
10.41*	Indemnification Agreement, between Hempacco Co., Inc. and Jerry Halamuda, dated August 29, 2022 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on September 2, 2022)
10.42*	Indemnification Agreement, between Hempacco Co., Inc. and Miki Stephens, dated August 29, 2022 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on September 2, 2022)
10.43*	Independent Director Agreement, between Hempacco Co., Inc. and Miki Stephens, dated August 29, 2022 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on September 2, 2022)
10.44

Broker Representation Agreement between Hempacco Co., Inc. and Wizards and Kings LLC, dated November 23, 2021 (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2022)

10.45

Asset Purchase Agreement between Hempacco Co., Inc. and Nery’s Logistics, Inc., dated July 12, 2022 (incorporated by reference to Exhibit 10.40 to Amendment No. 4 to Registration Statement on Form S-1 filed on August 5, 2022)

10.46	8% 90 Day Note issued to Jerry Halamuda, dated May 18, 2022 (incorporated by reference to Exhibit 10.41 to Amendment No. 4 to Registration Statement on Form S-1 filed on August 5, 2022)
10.47

Promissory Note Agreement Amendment 1 between Hempacco Co., Inc. and Jerry Halamuda, dated June 18, 2022 (incorporated by reference to Exhibit 10.42 to Amendment No. 4 to Registration Statement on Form S-1 filed on August 5, 2022)

10.48

Joint Venture Agreement between Hempacco Co., Inc. and Sonora Paper Co., Inc., dated October 2, 2022 (incorporated by reference to Exhibit 10.48 to Registration Statement on Form S-1 filed on February 3, 2023)

10.49

Joint Venture Agreement between Hempacco Co., Inc. and High Sierra Technologies, Inc., dated November 10, 2022  (incorporated by reference to Exhibit 10.49 to Registration Statement on Form S-1 filed on February 3, 2023)

10.50

Operating Agreement between Hempacco Co., Inc., Alfalfa Holdings, LLC, and HPDG, LLC, dated January 24, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 2, 2023)

14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Registration Statement on Form S-1 filed on March 24, 2022)
99.1

Settlement Agreement and Mutual Release between Hempacco Co., Inc. and Titan General Agency Ltd., dated September 6, 2022 (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-1 filed on February 3, 2023)

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Executive compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

51

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMPACCO CO., INC. (Registrant)

Date: May 12, 2023	By:	/s/ Sandro Piancone
Sandro Piancone
Chief Executive Officer

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Sandro Piancone	President and Chief Executive Officer	May 12, 2023
Sandro Piancone	(Principal Executive Officer)

/s/ Neville Pearson	Chief Financial Officer	May 12, 2023
Neville Pearson	(Principal Financial and Accounting Officer)

/s/ Stuart Titus	Chairman of the Board of Directors	May 12, 2023
Stuart Titus

/s/ Jerry Halamuda	Director	May 12, 2023
Jerry Halamuda

/s/ Jorge Olson	Director	May 12, 2023
Jorge Olson

/s/ Miki Stephens	Director	May 12, 2023
Miki Stephens

52