Form 10-Q
period 2023-03-31
Hempacco Co., Inc.
filed 2023-07-05
CIK 1892480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2023

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-41487

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of June 23, 2023, was 28,343,728.

HEMPACCO CO., INC.

2023 QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HEMPACCO CO., INC.

Condensed Consolidated Balance Sheets

(Unaudited)

As of	March 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$4,036,530	$548,331
Accounts receivable	271,424	231,269
Accounts receivable, related parties	-	5,100
Inventory	812,648	645,132
Prepaid expenses and other current assets	414,030	442,366
Prepaid expenses, related parties	464,549	35,609
Total Current Assets	5,999,181	1,907,807

Property and equipment	7,228,761	7,220,565
Right of use asset, related party	324,403	351,146
Other intangible assets, net of amortization	-	2,661
Other assets	287,080	-

TOTAL ASSETS	$13,839,425	$9,482,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	234,287	335,605
Accounts payable, related parties	13,738	42,831
Accrued liabilities	22,861	-
Customer prepaid invoices and deposits	734,771	838,164
Notes payable, related parties	50,000	69,282
Convertible promissory notes payable	125,000	125,000
Other short term loans	138,252	-
Right of use liability, related party – current	111,300	109,552
Total Current Liabilities	1,430,209	1,520,434

Long Term Liabilities
Long-term debt	-	142,770
Right of use liability, related party	229,847	258,776
Total Liabilities	1,660,056	1,921,980

Stockholders’ Equity
Preferred stock, $0.001 par value as of March 31, 2023 and December 31, 2022; 50,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively	-	-
Series A Preferred Stock, $0.001 par value as of March 31, 2023 and December 31, 2022, respectively; 10,000,000 Shares authorized as of March 31, 2023 and December 31, 2022, respectively. 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	-	-
Common stock, $0.001 par value as of March 31, 2023 and December 31, 2022, respectively; 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively. 28,281,505 and 23,436,505 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	28,281	23,436
Additional paid in capital	25,088,092	18,095,184
Accumulated deficit	(12,828,648)	(10,463,048)
Total Stockholders’ Equity	12,287,725	7,655,572
Non-controlling interests	(108,356)	(95,373)
Total Equity Attributable to Hempacco Co., Inc.	12,179,369	7,560,199

LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,839,425	$9,482,179

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEMPACCO CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2023	2022
Revenues
Product sales	$404,999	$957,566
Product sales, related parties	6,559	1,000
Manufacturing service revenue	12,052	12,600
Kiosk revenue	750	-
Total Revenues	424,360	971,166

Cost of Sales
Cost of sales	460,259	799,006
Cost of sales, related parties	61,462	-
Total Cost of Sales	521,721	799,006
Gross Profit (Loss) from Operations	(97,361)	172,160

Operating Expenses
General and administrative	737,174	731,075
General and administrative, related parties	215,283	105,000
Sales and marketing	179,829	196,244
Sales and marketing, related parties	22,596	-
Expensing of related party advances and loans	1,125,000	-
Total Operating Expenses	2,279,882	1,032,319

Net Operating Loss	(2,377,243)	(860,159)

Other Income (Expense)
Interest expense, net	(1,288)	(3,597)
Other income (expense)	(51)	(13,460)
Total Other Income (Expense)	(1,339)	(17,057)

Net Loss	$(2,378,582)	$(877,216)

Net Loss Attributable to Non-Controlling Interests	12,982	233
Net Loss Attributable to Hempacco Co., Inc.	(2,365,600)	(876,983)

Basic and Dilutive Earnings per Share	$(0.09)	$(0.04)

Shares Used in Calculating Earnings per Share	25,860,505	19,695,532

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEMPACCO CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2023
			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance as of December 31, 2022	23,436,505	$23,436	$18,095,184	$(10,463,048)	$(95,374)	$7,560,198
Issuance of common stock	4,830,000	4,830	7,240,170	-	-	7,245,000
Offering costs	-	-	(634,600)	-	-	(634,600)
Shares issued for consulting services	15,000	15	12,885	-	-	12,900
Capitalized value of warrants	-	-	374,453	-	-	374,453
Net loss attributable to non-controlling interests	-	-	-	12,982	(12,982)	-
Net loss for the months ended March 31, 2023	-	-	-	(2,378,582)	-	(2,378,582)
Balance as of March 31, 2023	28,281,505	$28,281	$25,088,092	$(12,828,648)	$(108,356)	$12,179,369

	For the Three Months Ended March 31, 2022
			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance as of December 31, 2021	19,695,532	$19,696	$6,321,428	$(3,459,214)	$(14,250)	$2,867,660
Warrant valuation expense	-	-	437,375	-	-	437,375
Offering costs	-	-	(16,000)	-	-	(16,000)
Net loss attributable to non-controlling interests	-	-	-	-	(233)	(233)
Net loss for the months ended March 31, 2022	-	-	-	(876,983)	-	(876,983)
Balance as of March 31, 2022	19,695,532	$19,696	$6,742,803	$(4,336,197)	$(14,483)	$2,411,819

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEMPACCO CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(2,378,582)	$(877,216)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	30,652	22,404
Non-cash warrant valuation expense	12,482	437,375
Reserving of related party loans	1,125,000	-
Gain on disposal of assets	-	10,690
Stock based compensation for services	12,900	-
Changes in operating assets and liabilities
Trade receivables, net	(40,155)	(226,425)
Accounts receivable, related parties	5,100	-
Prepaid expenses and other current assets	103,227	(82,469)
Prepaid expenses, related parties	(428,940)	-
Inventories	(167,516)	(420,109)
Accounts payable	(101,319)	427,350
Accounts payable, related parties	(29,093)	36,527
Accrued liabilities	3,579	4,110
Customer deposits	(103,393)	(466,701)
Right of use assets and liabilities	(438)	-
Net cash used in operating activities	(1,956,496)	(1,134,464)

Cash flows from investing activities
Purchases of property, plant and equipment	(36,187)	(4,012)
Proceeds from disposal of equipment	-	40,000
Net cash provided by (used in) investing activities	(36,187)	35,988

Cash flows from financing activities
Proceeds from convertible notes payable	-	50,000
Long term loan repayment	(4,518)	-
Advances from (repayments to) related parties	(1,125,000)	188,055
Equipment loan repayment	-	(50,000)
Proceeds from the sale of common stock	7,245,000	-
Offering costs paid in connection with sale of common stock	(634,600)	(16,000)
Cash flows provided by financing activities	5,480,882	172,055

Increase (decrease) in cash and cash equivalents	3,488,199	(926,421)
Cash and cash equivalents at beginning of period	548,331	933,469
Cash and cash equivalents at end of period	$4,036,530	$7,048

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,531	$-
Cash paid for taxes	$-	$2,770

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants recorded as prepaid and other assets	$374,453	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEMPACCO CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND LIQUIDITY

Organization and Operations

These financial statements are those of Hempacco and its subsidiaries.

Hempacco Co., Inc. (the “Company” or “Hempacco”) was formed on April 1, 2019, as a Nevada corporation.

On April 23, 2021, the Company filed a second amendment to its Articles of Incorporation changing the name of the company from The Hempacco Co., Inc. to Hempacco Co., Inc.

The Company merged with, and became a subsidiary of, Green Globe International, Inc. (“GGII” or “Green Globe International”) on May 21, 2021.

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

Because of the risk and uncertainty regarding the potential market for smokable products in California, the Company has focused on building its distribution network in other States and other Countries. Celebrity joint ventures bring a national demand for our products.

During the three months ended March 31, 2023, the Company entered into the following Joint Ventures and other significant agreements.

Effective January 1, 2023, HempBox Vending, Inc. (“HVI”) a wholly owned subsidiary of the Company entered into a joint venture operating agreement (the “Operating Agreement”) with Weedsies Mobile, LLC (“Weedsies)”, a Florida limited liability company, to operate a joint venture entity (the “Joint Venture”) in Florida by the name of Weedsies Vending, LLC. The Joint Venture was created to market the hemp related products of Weedsies using automated kiosks provided by HVI. Pursuant to the Operating Agreement, the Joint Venture will be owned 50% each by HVI and Weedsies with both entities required to fund $1,000 to the Joint Venture. HVI will be responsible for provision of the self-service vending kiosks and will be responsible for technology and marketing support as well as accounting, financial services, and tax preparation for the Joint Venture. Weedsies will be responsible for installations, repair, customer service, marketing support, billing, and reconciliations to the Joint Venture.

Effective January 24, 2023, the Company entered into a joint venture operating agreement (the “Operating Agreement”) with Alfalfa Holdings, LLC (“Alfalfa”), a California limited liability company, to operate a joint venture entity (the “Joint Venture”) in California by the name of HPDG, LLC. The Joint Venture was created to market and sell hemp smokables products. Pursuant to the Operating Agreement, the Joint Venture will be owned 50% each by the Company and Alfalfa. The Company is required to fund $10,000 to the Joint Venture, manufacture product, and provide accounting, inventory management, staff training, and trade show and marketing services. Alfalfa is required to provide online marketing and promotion, design and branding, and brand management and development services as well as arranging appearances by Snoop Dogg at Joint Venture events. The appearances by Snoop Dog are subject to professional availability and a separate Talent License and Services Agreement between the Joint Venture and Alfalfa as described below (the “Services Agreement”).

In connection with the Operating Agreement, effective January 24, 2023, HPDG, LLC entered into the Services Agreement with Spanky’s Clothing, Inc., and Calvin Broadus, Jr. p/k/a “Snoop Dogg” (collectively “Talent”), pursuant to which Talent will endorse the HDPG, LLC’s smokable hemp products and serve as a spokesperson for the products in the United States. HDPG, LLC shall (i) pay Talent’s legal expenses of $7,500 in connection with entering into the Operating Agreement and Services Agreement; (ii) cause the Company to issue to Talent a fully vested warrant to acquire 450,000 shares of Company common stock at a strike price of $1.00 per share (the “Talent Warrants”); (iii) cause the Company to issue to Talent’s designee a fully vested warrant to acquire 50,000 shares of the Company’s common stock at a strike price of $1.00 per share (the “Talent Designee Warrants”); and (iv) pay Talent royalties of 10% of HDPG, LLC’s gross revenue, with minimum annual royalty payments of $450,000 by the end of the first two years of the initial term of the Services Agreement, an additional $600,000 by the end of the third year of the initial term, and an additional $1,200,000 by the end of the fourth year of the initial term. On or about January 30, 2023, the Company issued the Talent Warrants and Talent Designee Warrants as required by the Services Agreement (See Note 9).

On February 8, 2023, the Company signed, as guarantor, a lease agreement between US Tobacco de Mexico S.A. de C.V. (“US Tobacco de Mexico,” a related party), which is 100% owned by UST Mexico, Inc. (“UST Mexico,” a related party), and Grupo Fimher, S. de R.I. de C.V. (“Fimher”) for the lease of 43,000 sf of manufacturing space located in Tijuana, Mexico. The term of the lease is three years, commencing on March 1, 2023. The first year’s rent payment is $18,622 per month, with 3.5% inflation increases on the first and second anniversaries of the lease. The estimated total contingent liability at lease inception will be $694,159. Hempacco Co., Inc. and Hempacco Paper Co., Inc. are sub-tenants of US Tobacco de Mexico and will manufacture products at this facility. A liability for the guarantee has not been recorded as of March 31, 2023 as the amount is not probable.

On February 8, 2023, the Company’s subsidiary, Hempacco Paper Co., Inc., leased the above-referenced space for an initial period of one year for a monthly rental of $2,500. Hempacco Paper will use this facility for the manufacture of all its paper products.

Effective February 1, 2023, the Company through its representative in Warsaw, Poland, filed the equivalent of Articles of Incorporation with the court to create Hempacco Europe Sp.z.o.o. (an LLC equivalent), the corporate entity through which the Company will distribute its smokable products throughout the EU. Ownership of the entity rests 99% with the Company, and 1% with and Jakub Duda, an individual.

On February 9, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC, and EF Hutton, a division of Benchmark Investments, LLC, as representatives (the “Representatives”) of the underwriters (the “Underwriters”) in connection with the public offering of additional shares of common stock of the Company. The Underwriting Agreement provides for the offer and sale of 4,200,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at a price to the public of $1.50 per share (the “Offering”). In connection therewith, the Company agreed to issue to the Representatives and/or their designees 338,100 warrants to purchase shares of Common Stock, exercisable from February 14, 2023, through February 10, 2028, at $1.50 per share subject to adjustment as provided therein (the “Representatives’ Warrants”, see Note 9). The Company also granted the Underwriters an option (the “Option”) for a period of 45 days to purchase up to an additional 630,000 shares of Common Stock. The Offering is being made pursuant to a Registration Statement on Form S-1 (File No. 333-269566) (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission on February 9, 2023.

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

The Underwriting Agreement includes customary representations, warranties, and covenants by the Company. It also provides that the Company will indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or contribute to payments the Underwriter may be required to make because of these liabilities.

Going Concern Matters

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net loss of $2,378,582 during the three months ended March 31, 2023, and has an accumulated deficit of $12,828,648 as of March 31, 2023. During the three months ended March 31, 2023, the Company’s net cash used in operations was $1,956,496.

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

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. If we are not able to successfully execute our future operating plans, our financial condition and results of operation may be materially adversely affected, and we may not be able to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in accordance with US GAAP and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, we omitted certain footnotes or other financial information that are normally required by US GAAP for annual financial statements. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal and recurring items. Our consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes filed with the SEC on May 12, 2023. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim periods presented.

Principles of Consolidation

The financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Joint Venture entities where the company owns at least 51% and controls the accounting and administration of the entities will be accounted for under ASC 810-10 which will allow full consolidation of the assets and liabilities into the Company’s balance sheet, with non-controlling interests being calculated and disclosed in the balance sheet and operating statement of the Company. Joint Venture entities where the company owns less than 51% are evaluated for treatment as variable interest entities. The Company may provide accounting and administration for these entities, may have board of director control, and may provide the majority of funding for these entities. Any entities not falling within this criterion will be accounted for under ASC 323-30. These consolidated financial statements include the operating results and the assets of the nine currently operating, joint venture entities, all of which have been deemed variable interest entities for the period ended March 31, 2023. The non-controlling interests of these ventures have been disclosed on the consolidated balance sheet and income statement.

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

Revenue Concentration

Sales to one of the Company’s customers made up approximately 0% and 91% of our revenues for the three months ended March 31, 2023 and 2022, respectively, and the balance receivable from this customer on March 31, 2023 approximately 40% of the total accounts receivable balance of $271,424 as of that date. As a result of a legal dispute between our customer and a third party, during 2022, we experienced a significant reduction in our projected revenues and cash flow for the three months ended March 31, 2023.

Basic and Diluted Net Loss per Common Share

Pursuant to ASC 260, Earnings Per Share, basic net income and net loss per share are computed by dividing the net income and net loss by the weighted average number of common shares outstanding. Diluted net income and net loss per share is the same as basic net income and net loss per share when their inclusion would have an anti-dilutive effect due to our continuing net losses.

For the three months ended March 31, 2023, and 2022, the following outstanding dilutive securities were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2023	2022
	(Shares)	(Shares)
Warrants	1,288,100	-
Promissory Notes convertible to shares	125,000	50,000
TOTAL	1,413,100	50,000

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

The Company measures its non-controlling interests using the percentage of ownership interest held by the respective NCI’s during the accounting period.

NOTE 3 – ACCOUNTS RECEIVABLE

As of March 31, 2023, and December 31, 2022, accounts receivable consisted of the following:

	March 31,	December 31,
	2023	2022

Accounts receivable	$395,831	$478,680
Accounts receivable, related parties	94,895	5,100
Allowance for doubtful accounts	(219,302)	(247,411)
Total accounts receivable	$271,424)	$236,369

Accounts receivable, related parties includes $81,943 and $0 as of March 31, 2023, and December 31, 2022, respectively, due from related parties. The Company recorded a reserve against the entire balance of accounts receivable, related parties as of March 31, 2023. See Note 11 for additional information on related party transactions related to receivables.

NOTE 4 – INVENTORY

As of March 31, 2023, and December 31, 2022, inventory, which consists primarily of the Company’s raw materials, finished products and packaging is stated at the following amounts:

	March 31,	December 31,
	2023	2022

Finished goods	$185,417	$109,879
Raw materials (Net of obsolescence allowance)	627,231	535,253
Total inventory at cost less obsolescence allowance	$812,648	$645,132

The Company identified a potential for obsolescence in particular raw materials and provided an allowance for this risk in full in the year ended December 31, 2020. As of March 31, 2023, and the years ended December 31, 2022, and 2021, respectively, this allowance remains unchanged. This obsolescence allowance is continually re-evaluated and adjusted as necessary.

NOTE 5 - PROPERTY AND EQUIPMENT

As of March 31, 2023, and December 31, 2022, property and equipment consisted of the following:

	March 31,	December 31
	2023	2022
Production equipment	$3,921,173	$3,837,236
Leasehold improvements	12,431	12,431
Kiosks	3,583,529	3,631,279
	7,517,133	7,480,946
Accumulated depreciation	(288,372)	(260,381)
Total property and equipment	$7,228,761	$7,220,565

Depreciation expense was $27,991 and $22,404 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 6 – OPERATING LEASES – RIGHT OF USE ASSETS

The Company entered into a 72-month agreement to lease approximately 6,300 square feet of manufacturing, storage, and office space on January 1, 2020, for a period of 6 years with Primus Logistics, Inc. (“Primus“), a related party that is controlled by the Company’s CEO. Approximately 1,800 square feet (28.5%) is used as a manufacturing facility with the balance used as corporate offices and storage. There was no security deposit paid, and the lease carries no optional extension periods. The term of the lease is for six years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 6.23% within the calculation.

In addition to the rental of manufacturing space, the Company transacts routine storage business with Primus. The primary business of Primus is the provision of cold storage facilities used for perishable raw materials and finished products from pharmaceutical manufacturing companies. The company stores its raw hemp smokable material with Primus.

Base monthly rent commenced at $10,000 per month, with subsequent defined annual increases. All operating expenses are borne by the lessee. Amounts payable to the related party for rent as of March 31, 2023, and December 31, 2022, were $0 and $5,163 respectively. On March 31, 2023, and December 31, 2022, the amounts of $155,465 and $25,000 respectively, of prepaid rent were included in the deposits and prepayments account.

Operating lease right of use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives. Our variable lease payments primarily consist of maintenance and other operating expenses from our real estate leases. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The following are the expected lease payments as of March 31, 2023, including the total amount of imputed interest/present value discount.

Year Ending December 31	Operating Leases
2023	$98,336
2024	135,049
2025	139,100
Total lease payments	372,485
Less: Imputed interest/present value discount	(31,338)
Total	$341,147

Rent expenses was $32,779 and $31,827 during the three months ended March 31, 2023, and 2022.

See Note 1 for information on a new lease between Hempacco Paper Co., Inc., and UST Mexico.

NOTE 7 – OTHER SHORT-TERM LIABILITIES – EQUIPMENT LOAN

On December 11, 2019, the Company entered into a loan for $1,500,000 within an initial maturity of 18 months to fund the purchase of equipment to use in its production. The loan did not have a stated interest rate, and, therefore, the Company calculated an imputed discount of $109,627, which was amortized over 18 months. As of December 31, 2022, the discount had been completely amortized. The loan is secured by the production equipment.

On January 6, 2022, the first payment of $50,000 was made to the lender. The Company was granted forbearance with respect to further loan payments until the Company’s planned IPO was funded. On September 6, 2022, the Company executed a settlement agreement and mutual release with the lender providing for the full repayment of the outstanding loan balance of $1,450,000 with a cash payment of $250,000 and the issuance of 266,667 restricted shares of Hempacco common stock. As of March 31, 2023, and December 31, 2022, the principal balance of the loan was $0.

NOTE 8 – CONVERTIBLE NOTES

During May and June 2021, the Company entered into financing arrangements to provide working capital. The Company received proceeds of $175,000 from three private investors. The promissory notes carried interest at the rate of between 8% and 12% and matured between May 4, 2022, and October 23, 2022. The notes automatically converted at 75% of the 30-day average bid price of the obligor common stock (or the public company common stock as the case may be), with the exception of the $50,000 Taverna 12% Note, which converted at the lower of $1.00 per share or the current market price of Hempacco stock. The notes could not be converted prior to maturity. The Taverna note matured on May 4, 2022, and were converted, along with accrued interest, into 56,592 shares of Hempacco common stock on June 7, 2022.

The notes payable to Miguel Cambero for $100,000 and Ernie Sparks for $25,000 originally matured on October 23, 2022. Both notes were subsequently extended through April 30, 2023, and contained provisions providing that the notes would convert into shares of the Company’s common stock pursuant to the conversion formula in the notes. As a result, the Ernie Sparks note converted at the adjusted maturity date into 62,223 shares. As of the date of this filing, the note payable to Miguel Cambero is in technical default as conversion documents have not been executed.

On or about March 18, 2022, the Company issued a promissory note to a related party, Jerry Halamuda for $50,000. The note carries an interest rate of 8% and the initial maturity date was  June 18, 2022. The note is secured by 50,000 common shares of the Company. On June 18, 2022, the Company and the investor signed Amendment No. 1 to the promissory note extending the maturity date to September 18, 2022. Subsequently, additional amendments were executed which extended the maturity date to June 18, 2023, and then to September 18, 2023.

NOTE 9 – WARRANTS

On August 11, 2021, the Company signed an agreement with Boustead Securities, LLC (the “Representative”), which was amended on or about March 18, 2022, with respect to a number of proposed financing transactions. Included in the agreement was the initial public offering (“IPO”) of the Company’s common stock for which a listing on NASDAQ was successfully applied for, the private placement of Hempacco securities prior to the IPO (“pre-IPO Financings”), and other financings separate from the IPO or the pre-IPO Financings (each such other financing an “Other Financing”). See Note 12 below for further details.

In addition to the other compensation delineated in the agreement, the Company agreed to issue and sell to the Representative (and/or its designees) on the closing date of an IPO or Other Financing as applicable, five-year warrants to purchase shares of the Company’s common stock. The warrants are equal to 7% of the gross offering amount at an initial exercise price of 150% of the offering price per share in the IPO, or 100% of the offering price in Other Financing.

On January 25, 2023, the Company issued fully vested warrants to purchase 500,000 shares of the Company’s common stock to non-employees as compensation for services (“Compensation Warrants”). The Compensation Warrants have an exercise price of $1.00 and a contractual life of 5 years. Stock-based compensation expense related to the Compensation Warrants was $12,900 for the three months ended March 31, 2023. As of March 31, 2023, total compensation costs related to the common stock warrants not yet recognized amounted to approximately $361,971 and will be recognized over a period of approximately 4.83 years. The amounts were recorded as prepaid compensation, for which there is a current and noncurrent portion that is amortized over the life of the contract. As of March 31, 2023, the current portion of $74,891 is included in prepaid expenses and other current assets on the balance sheet and the noncurrent portion of $287,080 is included in other assets. During the three months ended March 31, 2023, $12,482 was amortized into expense.

The Black-Scholes model uses the following variables to calculate the value of an option or warrant for the three months ended March 31, 2023, and the twelve months ended December 31, 2022:

	Input Range	Input Range
	March 31	December 31
Description	2023	2022
a) Price of the Issuer’s Security	$0.75-$1.25	$1.00 - $7.00
b) Exercise (strike) price of Security	$1.00	$0.75 - $1.50
c) Time to Maturity in years	5 years	3 to 5 years
d) Annual Risk-Free Rate	5-year T-Bill	2-year T-Bill
e) Annualized Volatility (Beta)	90% - 100%	59% - 100%

NOTE 10 – OTHER LOANS PAYABLE

On June 15, 2020, Hempacco entered into a loan agreement with a third party whereby the Company received $85,000. The terms of the loan were for one year, with 0% interest. On January 15, 2021, the lender further advanced $83,328 on the same terms. In December 2021, a letter agreement and loan extension were signed by the lender in which it was confirmed that the new maturity date of the loan would be August 15, 2023. As of March 31, 2023, and December 31, 2022, the balance outstanding was $138,252 and $142,770, respectively.

In July 2021, the Company secured a line of credit facility with First Citizens Bank in the amount of $100,000. The line of credit bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time and matures in July 2023. The line of credit is guaranteed by the CEO of the Company. As of March 31, 2023, and December 31, 2022, $0 was owed on the line of credit.

NOTE 11 - RELATED PARTY TRANSACTIONS

As of March 31, 2023, and December 31, 2022, the Company owed Primus $0 and $5,163 respectively, for routine business transactions, which, in addition to the rent, consisted entirely of storage fees. As of March 31, 2023, and December 31, 2022, Primus Logistics had been paid $155,456 and $25,000 respectively, in advance, for rent. The Company's CEO owns 90% of Primus.

As of September 1, 2022, the salaries of the CEO and the CMO, as defined in their respective employment agreements, were paid through the Company’s payroll service. These payments replace the prior independent contractor payments received by their entities, Strategic Global Partners, Inc. and Cube 17, Inc., respectively. Although employment contracts were dated from January 2022, salaries were paid with effect from September 1, 2022. During the three months ended March 31, 2023 and 2022, the Company incurred expenses of $30,000 and $0, respectively for related to salaries for the CEO and $30,000 and $0, respectively for salaries related to the CMO. During the three months ended March 31, 2023 and 2022, the Company incurred expenses totaling $0 and $30,000, respectively, for consulting fees for the CEO and $0 and $30,000, respectively, for consulting fees for the CMO.

As of March 31, 2023, and December 31, 2022, the Company was owed $29,912 and $0, respectively, and owed $9,091, and $0, respectively, by and, to UST Mexico, Inc. ("UST Mexico"). Amounts payable have been netted against amounts receivable. The Company sells hemp products to UST Mexico and provides manufacturing consulting services. The value of goods and services provided to UST Mexico, which are recorded as revenue, was $6,559 and $0 for the three months ended March 31, 2023, and 2022, respectively. The value of goods and services provided by UST Mexico was $45,000 and $46,780 for the three months ended March 31, 2023 and 2022, respectively. The Company concluded that collection of the receivable balance is not probable. Thus, the three months ended March 31, 2023, the Company wrote off receivables from UST totaling $20,821, which is the net balance of amounts receivable less amounts payable, above, as of March 31, 2023. UST Mexico is a manufacturer of tobacco cigarettes in Mexico and provides consulting services and parts for the Company’s equipment. During the three months ended March 31, 2023, the Company prepaid expenses of $288,000 for services related to Hempacco Paper Company. Subsequent to March 31, 2023, through the date of issuance of this report, the Company made loans totaling $601,888 to UST Mexico for prepayment for services.

As of March 31, 2023, UST Mexico owned 947,200,000 shares of common stock of Green Globe International, Inc.. UST Mexico is a related party by virtue of the CEO’s 25% interest in UST Mexico.

On or about March 1, 2022, the Company entered into a mutual line of credit agreement with its parent company, Green Globe International, Inc. The purpose of the credit agreement is to facilitate short-term borrowing needs on an interest-free basis, with advances being subject to repayment within 90 days with a maximum of $500,000 allowed to be outstanding within any 90-day period. On December 1, 2022, the maximum amount was increased to $1,500,000. During the twelve months ended December 31, 2022, the Company loaned GGII a net amount of $692,119. As of March 31, 2023, the balance owed to the Company by GGII was $1,418,027. The Company recorded a reserve against the entire balance as of March 31, 2023. The Company concluded that collection of the loan balance is not probable. Thus, during the three months ended March 31, 2023, the Company recorded a reserve of $646,000, which is included in expensing of related party advances and loans on the statement of operations. Subsequent to March 31, 2023, the Company made loans of $121,000 to GGII.

During 2022, the Company made short term cash advances directly to Green Star Labs, Inc., a subsidiary joint venture of the Company’s parent, Green Globe International, Inc. As of March 31, 2023 and December 31, 2022, the balance owed by Green Star Labs, Inc. to the Company was $944,386 and $605,994, respectively. The Company recorded a reserve against the entire balance as of March 31, 2023. The Company concluded that collection of the loan balance is not probable. Thus, the three months ended March 31, 2023, the Company recorded a reserve of $479,000, which is included in expensing of related party advances and loans on the statement of operations. Subsequent to March 31, 2023, the Company made loans of $509,617 to Green Star Labs.

NOTE 12 - STOCKHOLDERS’ EQUITY

Common Stock

On September 28, 2021, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 200,000,000.

On or about April 7, 2022, the Company issued 208,000 shares of Hempacco common stock at $2.00 per share to nine investors, eight of which were third parties. The Company received gross proceeds of $416,000, and net proceeds of $339,475 after payment of commissions and expenses to the Company’s registered broker and the payment of expenses associated with the private offering and the Public Offering.

On or about July 15, 2022, the Company acquired from Nery’s Logistics, Inc., an entity that is owned by a significant shareholder (greater than 10%) of the Company's parent, two cigarette production equipment lines together with multiple cigarette and cigar-related trademarks. The total acquisition price was deemed to be $4,000,000 to be paid solely by the issuance of 2,000,000 common shares of the Company. $3,400,000 was initially allocated to the value of the equipment, and the balance of $600,000 was allocated to intangible assets. A subsequent appraisal, performed in Mexico, valued the equipment at $2,278,337. No value was allocated to the trademarks. During the year ended December 31, 2022, the Company recorded a one-time charge of $1,121,663 to its profit and loss account in order to reduce the asset costs to net realizable value.

On July 15, 2022, the Company also settled two vendor accounts payable balances totaling $100,000 by the issuance of 50,000 common shares of the Company.

On September 1, 2022, the Company sold 1,000,000 shares of Hempacco common stock at $6.00 per share to its underwriter in the Company’s IPO, and to Boustead Securities, LLC (“Boustead”) pursuant to the underwriting agreement, in connection with the IPO (the “Underwriting Agreement”). After deducting the underwriting commission and expenses, the Company received net proceeds of $5,390,753.

On September 6, 2022, Boustead exercised its warrants to purchase the Company’s common stock issued to it in connection with IPO, pursuant to paragraph 1.3.1 of the Underwriting Agreement. Boustead elected to convert its right to purchase 70,000 common shares at $9.00 per share using the cashless basis formula in the warrants. The exercise resulted in the issuance of 54,928 shares of common stock to Boustead. The market price of these shares on the issue date was $4.74 per share, resulting in an increase of $55 in common stock and an increase in additional paid in capital of $260,303 as well as additional underwriting expenses of $260,358, which was a decrease to additional paid in capital.

On September 17, 2022, the Company entered a Marketing Services Agreement with North Equities Corp. of Toronto, Canada, effective as of September 19, 2022, for an initial period of 6-months. Compensation for the initial period will be the issuance of 41,494 restricted shares of the Company’s common stock under SEC Rule 144. This amount represents a market value of approximately $100,000 as of the effective date. The shares were issued to North Equities Corp. of Toronto on October 4, 2022. The Company will also reimburse North Equities for all direct, pre-approved and reasonable expenses incurred in performing the marketing services.

On October 12, 2022, the Company entered a Broadcasting and Billboard Agreement with FMW Media Works LLC (“FMW”) of Hauppauge, New York, for a period of three months. FMW will produce an informative TV show which will discuss the Company and its business. Total compensation will be made through the issuance of 63,292 restricted common shares of Hempacco under SEC Rule 144. The market value of the issued shares was $148,103 and was expensed in full in 2022.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On or about October 7, 2022, the Company accepted service in a suit filed in the United States District Court for the Southern District of New York by Long Side Ventures LLC, R & T Sports Marketing Inc., Sierra Trading Corp., Taconic Group LLC, KBW Holdings LLC, Robert Huebsch, Ann E. Huebsch, Joseph Camberato, Joseph Crook, Sachin Jamdar, Michael Matilsky, Gerard Scollan, and Daisy Arnold (collectively “Plaintiffs”) against Hempacco Co., Inc., Mexico Franchise Opportunity Fund, LP, Sandro Piancone, Jorge Olson, Neville Pearson, Stuart Titus, Jerry Halamuda, Retail Automated Concepts, Inc. f/k/a Vidbox Mexico Inc., and Vidbox Mexico S.A. De C.V. (collectively “Defendants”) (Case No. 1:22-cv-08152 (ALC)). The suit alleged that (i) Plaintiffs previously received a judgment (the “Judgment”) in a New York state court action (the “State Action”) against Retail Automated Concepts, Inc. (“RAC”) and Vidbox Mexico S.A. De C.V. (“Vidbox Mexico”), for breach of promissory notes issued by RAC to the Defendants in 2018 and guaranteed by Vidbox Mexico, and (ii) prior to the filing of the State Action, the Defendants fraudulently transferred and commingled assets, specifically 600 retail kiosks, in order to avoid enforcement of the Judgment with the Plaintiffs seeking monetary damages from Defendants. On or about November 29, 2022, the court granted the Defendants’ request to file a motion to dismiss the suit, and on December 30, 2022, the Defendants filed a motion to dismiss the suit for failure to state a claim and lack of personal jurisdiction. The court has not yet ruled on the motion to dismiss. Defendants believe the suit is without merit and intend to defend the matter vigorously.

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these financial statements.

On April 6, 2023, the Company received a letter notification from the Nasdaq Capital Market (“Nasdaq”) advising of its non-compliance with Nasdaq listing rules because the Company had failed to maintain its stock price at above $1.00 for a period of 30-days. The Nasdaq rules provide for a period of 180 days in which the Company must restore compliance. This period expires on October 3, 2023.

On April 20, 2023, the Company received a further letter notification from Nasdaq advising of its non-compliance with Nasdaq listing rules because the Company had failed to file its Annual Report on Form 10-K with the Securities and Exchange Commission by the required due date. The deficiency was cured by the Company by the filing of their annual report on Form 10-K on May 15, 2023.

On May 23, 2023, the Company received a letter notification from Nasdaq advising of its non-compliance with Nasdaq listing rules because the Company had failed to file its Quarterly Report on Form 10-Q with the Securities and Exchange Commission by the required due date. Nasdaq requires the Company to submit a detailed plan of action explaining how the Company will remedy this situation and restore compliance. The report must be submitted within 60 days which is July 24, 2023.

On June 1, 2023, the Company formed a new Nevada corporation, RD-HPCO, Inc. as the joint venture entity between the Company and Nasir Ghesani, a New York distribution company doing business as “Reliable Distributor”, for the purpose of entering new master distributor agreements whereby all Hempacco smokable products would be placed in New York area convenience stores. On May 7, 2023, the Company entered into a joint venture with Nasir Ghesani with each party owning 50% of the business. Any working capital needs would be provided by the Company.

On May 3, 2023, Hempacco paid $300,000 to Curated Nutra, LLC, the 50% partner in Green Star Labs, Inc., (“GSL”) for the purchase of additional manufacturing equipment. This equipment is required to fulfill product orders from our Snoop Dogg JV entity. This equipment will remain the property of Hempacco Inc., until such time that an agreement is reached with Curated Nutra for the transfer of its ownership interest in GSL.

The Company’s note payable to Miguel Cambero is in technical default. See Note 8.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Annual Report regarding our plans, strategy and focus areas are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the continuing impacts of the COVID-19 pandemic (including supply chain disruption), the ongoing war in Ukraine and its impact on the global economy, our history of losses since inception, our dependence on a limited number of customers for a significant portion of our revenue, the demand for hemp smokables products, our dependence on key members of our management and development team, and our ability to generate and/or obtain adequate capital to fund future operations. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” in our other publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report on Form 10-Q. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Quarterly Report on Form 10-Q.

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

Results of Operations

For the Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022

Revenue

During the three months ended March 31, 2023, the Company generated revenues of $424,360, compared to $971,166 in revenue during the three months ended March 31, 2022. During the three months ended March 31, 2023, $404,999 of our revenue was from product sales to third parties, $6,559 was from product sales to related parties, $12,052 was from manufacturing services, and $750 was from kiosk revenue, as compared to $957,566 in product sales to third parties, $1,000 in product sales to related parties, and $12,600 in manufacturing services to third parties during the three months ended March 31, 2022. The decrease in revenues during 2023, as compared to 2022, was a result of a temporary decline in orders from one of our largest customers as well as the passing of AB 45 by the State of California, which banned the sale of smokable hemp products in California until such time as the legislature decided on a tax policy with regard to these products.

Operating Costs and Expenses

The Company had total cost of goods sold of $521,721 and $799,006, during the three months ended March 31, 2023 and 2022, respectively. The decrease in relative total cost of goods sold is primarily due to decreasing sales and production in the three months ended March 31, 2023, as compared to the same period in 2022.

The Company incurred general and administrative expenses of $737,174 during the three months ended March 31, 2023, compared to $731,075 during the three months ended March 31, 2022. The Company also incurred related party general and administrative expenses of $215,283 during the three months ended March 31, 2023, consisting of senior management consulting fees, write offs of related party receivables and rent payable on our premises leased in San Diego, California, compared to related party general and administrative expenses of $105,000 during the three months ended March 31, 2022, for related party fees and rent. The landlord, Primus Logistics, is 90%-owned by Sandro Piancone, the Company’s CEO.

The Company’s sales and marketing expenses increased to $202,425 during the three months ended March 31, 2023, compared to sales and marketing expenses of $196,244 during the three months ended March 31, 2022, as a result of us significantly expanding sales and marketing activities during the 2022 fiscal year as we expanded our operations. Sales and marketing expenses include related party sales and marketing expense of $22,596 for the three months ended March 31, 2023 compared to $0 during the three months ended March 31, 2022.

During the three months ended March 31, 2023, the company created a one-time allowance for the potential non-payment of certain inter-company receivables in the amount of $1,125,000, compared to an allowance of $0 during the three months ended March 31, 2022.

Net Loss

The Company had a net loss of $2,378,582 and $877,216 respectively, for the three months ended March 31, 2023 and 2022. The increase in net loss for the three months ended March 31, 2023, was due primarily to significant additional one-off expenses incurred in connection with the provision for impairment of inter-company loans receivable. Additionally, increases in operations of the Company resulted in additional overhead expenses.

Assets & Liabilities

The following table sets forth key components of our balance sheet as of March 31, 2023 and December 31, 2022.

	As of
	March 31,	December 31,
	2023	2022

Current Assets	$5,999,181	$1,907,807
Property and Equipment	7,228,761	7,220,565
Other Assets	611,483	353,807
Total Assets	13,839,425	9,482,179
Current Liabilities	1,430,209	1,520,434
Total Liabilities	1,660,056	1,921,980
Stockholder’s Equity (for Hempacco)	12,287,725	7,560,199
Total Liabilities and Equity	$13,839,425	$9,482,179

As of March 31, 2023, current assets increased to $5,999,181, from $1,907,807 as of December 31, 2022. This increase was primarily due to the receipt of net proceeds of $6,610,400 from our second public offering of common shares in February 2023. As of March 31, 2023, current liabilities decreased to $1,430,209 from $1,520,434 as of December 31, 2022, primarily due to decreases in trade accounts payable and customer deposits.

Liquidity and Capital Resources

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Net cash used in operating activities	$(1,956,496)	$(1,134,464)
Net cash provided by (used in) investing activities	(36,187)	35,988
Net cash provided by financing activities	5,480,882	172,005
Net change in cash	$3,488,199	$(926,421)

Cash Flows from Operating Activities

We had cash used in operating activities of $1,956,496 in the three months ended March 31, 2023, as compared to cash used in operating activities of $1,134,464 during the three months ended March 31, 2022. The increase in cash used in operating activities of $822,032 for the three months ended March 31, 2023, is primarily attributable to the increase in net operating loss of $1,501,366, adjusted by a reserve for related party loans of $1,125,000 plus increases attributable to increases in accounts payable and decreases in accounts receivable.

Cash Flows from Investing Activities

We had cash used in investing activities of $36,187 for the three months ended March 31, 2023, as compared to cash provided by investing activities of $35,988 for the three months ended March 31, 2022. The decrease of $72,175 was primarily due to the purchase of additional plant and equipment of $39,061, and the acquisition of patent and license fee in connection with a joint venture in the three months ended March 31, 2023.

Cash Flows from Financing Activities

We had cash provided by financing activities of $5,480,882 in the three months ended March 31, 2023, as compared to cash provided by financing activities of $172,055 in the comparative period in 2022, with this increase primarily due to the receipt of $7,245,000 of gross proceeds from the sale of 4,830,000 shares of common stock in our second IPO, partially offset by advances to related parties of $1,125,000 and the costs of the offering of $634,600 in the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

We anticipate that our cash needs for the next twelve months for working capital and capital expenditures will be approximately $2,000,000. As of March 31, 2023, we had $4,036,530 in cash, and we believe that our current cash and cash flow from operations will be sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures. We will likely also require additional cash resources due to possible changed business conditions or other future developments. We plan to seek to sell additional equity securities to generate additional cash to continue operations. We may also sell debt securities to generate additional cash. The sale of equity securities, or of debt securities that are convertible into our equity, could result in additional dilution to our shareholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of March 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations except as set forth below.

On or about October 7, 2022, the Company accepted service in a suit filed in the United States District Court for the Southern District of New York by Long Side Ventures LLC, R & T Sports Marketing Inc., Sierra Trading Corp., Taconic Group LLC, KBW Holdings LLC, Robert Huebsch and Ann E. Huebsch, Joseph Camberato, Joseph Crook, Sachin Jamdar, Michael Matilsky, Gerard Scollan, and Daisy Arnold (collectively “Plaintiffs”) against Hempacco Co., Inc., Mexico Franchise Opportunity Fund, LP, Sandro Piancone, Jorge Olson, Neville Pearson, Stuart Titus, Jerry Halamuda, Retail Automated Concepts, Inc. f/k/a Vidbox Mexico Inc., and Vidbox Mexico S.A. De C.V. (collectively “Defendants”) (Case No. 1:22-cv-08152 (ALC)), alleging that (i) Plaintiffs previously received a judgment (the “Judgment”) in a New York state court action (the “State Action”) against Retail Automated Concepts, Inc. (“RAC”) and Vidbox Mexico S.A. De C.V. (“Vidbox Mexico”), for breach of promissory notes issued by RAC to Defendants in 2018 and guaranteed by Vidbox Mexico, and (ii) prior to the filing of the State Action, Defendants fraudulently transferred and commingled assets, specifically 600 retail kiosks, in order to avoid enforcement of the Judgment, with Plaintiffs seeking monetary damages from Defendants. On or about November 29, 2022, the court granted Defendants’ request to file a motion to dismiss the suit, and on December 30, 2022, Defendants filed the motion to dismiss the suit for failure to state a claim and lack of personal jurisdiction. The court has not yet ruled upon the motion to dismiss. Defendants believe the suit is without merit and intend to defend the matter vigorously.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, the Company did not issue any unregistered equity securities except as set forth below.

On or about February 5, 2023, the Company issued 15,000 shares of its common stock to Dr. Fischer and Partner GmbH as partial compensation for a three-month consulting agreement to provide marketing and investor relation services to the Company in Europe.

The above-described shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, the shareholders were accredited and/or financially sophisticated, and the transactions did not involve a public offering.

On February 9, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC, and EF Hutton, a division of Benchmark Investments, LLC, as representatives (the “Representatives”) of the underwriters (the “Underwriters”) in connection with the public offering of the Company. The Underwriting Agreement provided for the offer and sale of 4,200,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at a price to the public of $1.50 per share (the “Offering”). In connection therewith, the Company agreed to issue to the Representatives and/or their designees 338,100 warrants to purchase shares of Common Stock, exercisable from February 14, 2023, through February 10, 2028, and initially exercisable at $1.50 per share subject to adjustment as provided therein (the “Representatives’ Warrants”). The Company also granted the Underwriters an option (the “Option”) for a period of 45 days to purchase up to an additional 630,000 shares of Common Stock. The Offering was made pursuant to a Registration Statement on Form S-1 (File No. 333-269566) (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission on February 9, 2023. On February 11, 2023, the Underwriters exercised the Option in full, and on February 14, 2023, the Offering was completed. At the closing of the Offering, the Company (i) sold an aggregate of 4,830,000 shares of Common Stock for total gross proceeds of $7,245,000, and (ii) issued the Representatives’ Warrants as directed by the Representatives. After deducting underwriter commissions and Offering expenses, the Company received net proceeds of $6,610,400.

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

24

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

14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Registration Statement on Form S-1 filed on March 24, 2022)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2

Certification of Principal Financial and Accounting Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
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

* **

Executive compensation plan or arrangement.

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

HEMPACCO CO., INC. (Registrant)

Date: July 5, 2023	By:	/s/ Sandro Piancone
Sandro Piancone
Chief Executive Officer
Date: July 5, 2023	By:	/s/ Neville Pearson
Neville Pearson
Chief Financial Officer

