Form 10-Q
period 2023-06-30
Hempacco Co., Inc.
filed 2023-08-14
CIK 1892480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of August 11, 2023, was 28,343,728.

HEMPACCO CO., INC.

2023 QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HEMPACCO CO., INC.

Condensed Consolidated Balance Sheets

(Unaudited)

As of	June 30, 2023	December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$1,386,111	$548,331
Accounts receivable	230,171	231,269
Accounts receivable, related parties	-	5,100
Loans receivable, related parties	263,182	-
Inventory	1,181,531	645,132
Prepaid expenses and other current assets	405,894	442,366
Prepaid expenses, related parties	957,871	35,609
Total Current Assets	4,424,760	1,907,807

Property and equipment	7,307,564	7,220,565
Right of use asset, related party	297,235	351,146
Other intangible assets, net of amortization	-	2,661
Other assets	568,357	-

TOTAL ASSETS	$12,597,916	$9,482,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$342,545	$335,605
Accounts payable, related parties	30,169	42,831
Accrued liabilities	64,015	-
Customer prepaid invoices and deposits	861,314	838,164
Line of credit	100,000	-
Notes payable, related parties	50,000	69,282
Convertible promissory notes payable	100,000	125,000
Other short term loans	138,252	-
Right of use liability, related party – current	113,091	109,552
Total Current Liabilities	1,799,386	1,520,434

Long Term Liabilities
Long-term debt	-	142,770
Right of use liability, related party	200,450	258,776
Total Liabilities	1,999,836	1,921,980

Stockholders’ Equity
Preferred stock, $0.001 par value as of June 30, 2023 and December 31, 2022; 50,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively.	-	-
Series A Preferred Stock, $0.001 par value as of June 30, 2023 and December 31, 2022, respectively; 10,000,000 Shares authorized as of June 30, 2023 and December 31, 2022, respectively. 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	-	-
Common stock, $0.001 par value as of June 30, 2023 and December 31, 2022, respectively; 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively. 28,343,728 and 23,436,505 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	28,343	23,436
Additional paid-in capital	25,118,062	18,095,184
Accumulated deficit	(14,405,058)	(10,463,048)
Total Stockholders’ Equity	10,741,347	7,655,572
Non-controlling interests	(143,267)	(95,373)
Total Equity Attributable to Hempacco Co., Inc.	10,598,080	7,560,199

LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,597,916	$9,482,179

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEMPACCO CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Product sales	$223,188	$1,853,996	$618,187	$2,811,562
Product sales, related parties	13,760	5,000	20,319	6,000
Manufacturing service revenue	1,386	13,995	13,438	26,595
Kiosk revenue	16,267	2,066	17,017	2,066
Total Revenues	254,601	1,875,057	678,961	2,846,223

Cost of Sales
Cost of sales	417,632	1,398,028	877,891	2,197,034
Cost of sales, related parties	14,423	-	75,885	-
Total Cost of Sales	432,055	1,398,028	953,776	2,197,034
Gross Profit (Loss) from Operations	(177,454)	477,029	(274,815)	649,189

Operating Expenses
General and administrative	947,461	235,924	1,684,636	966,999
General and administrative, related parties	53,414	45,000	268,697	150,000
Sales and marketing	229,759	287,866	409,588	484,110
Sales and marketing, related parties	27,491	-	50,087	-
Expensing of related party advances and loans	195,775	-	1,320,775	-
Total Operating Expenses	1,453,900	568,790	3,733,783	1,601,109

Net Operating Loss	(1,631,354)	(91,761)	(4,008,598)	(951,920)

Other Income (Expense)
Interest expense, net	20,034	(5,799)	18,746	(9,396)
Other income & expense	-	210	(52)	(13,250)
Total Other Income (Expense)	20,034	(5,589)	18,694	(22,646)

Net Loss	$(1,611,320)	$(97,350)	$(3,989,904)	$(974,566)

Net Loss Attributable to Non-Controlling Interests	34,911	1,350	47,894	1,583
Net Loss Attributable to Hempacco Co., Inc.	(1,576,409)	(96,000)	(3,942,010)	(972,983)

Basic and Dilutive Earnings per Share	$(0.06)	$(0.00)	$(0.15)	$(0.05)

Shares Used in Calculating Earnings per Share	28,312,275	19,899,969	27,093,163	19,798,315

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEMPACCO CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2023
			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance as of March 31, 2023	28,281,505	$28,281	$25,088,092	$(12,828,649)	$(108,356)	$12,179,368
Common stock issued for convertible note	62,223	62	28,970	-	-	29,032
Capital contribution related to joint venture	-	-	1,000	-	-	1,000
Net loss attributable to non-controlling interests	-	-	-	34,911	(34,911)	-
Net loss for the three months ended June 30, 2023	-	-	-	(1,611,320)	-	(1,611,320)
Balance as of June 30, 2023	28,343,728	$28,343	$25,118,062	$(14,405,058)	$(143,267)	$10,598,080

	For the Six Months Ended June 30, 2023
			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance as of December 31, 2022	23,436,505	$23,436	$18,095,184	$(10,463,048)	$(95,373)	$7,560,199
Issuance of common stock	4,830,000	4,830	7,240,170	-	-	7,245,000
Offering costs	-	-	(634,600)	-	-	(634,600)
Shares issued for consulting services	15,000	15	12,885	-	-	12,900
Capitalized value of warrants	-	-	374,453	-	-	374,453
Common stock issued for convertible note	62,223	62	28,970	-	-	29,032
Capital contribution related to joint venture			1,000			1,000
Net loss attributable to non-controlling interests	-	-	-	47,894	(47,894)	-
Net loss for the six months ended June 30, 2023	-	-	-	(3,989,904)	-	(3,989,904)
Balance as of June 30, 2023	28,343,728	$28,343	$25,118,062	$(14,405,058)	$(143,267)	$10,598,080

	For the Three Months Ended June 30, 2022
			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance as of March 31, 2022	19,695,532	$19,696	$6,742,803	$(4,336,197)	$(14,483)	$2,411,819
Issuance of common stock	208,000	208	415,792	-	-	416,000
Offering costs	-	-	(60,525)	-	-	(60,525)
Common stock issued for convertible note	56,592	56	56,535	-	-	56,591
Net loss attributable to non-controlling interests	-	-	-	1,350	(1,350)	-
Net loss for the three months ended June 30, 2022	-	-	-	(97,350)	-	(97,350)
Balance as of June 30, 2022	19,960,124	$19,960	$7,154,605	$(4,432,197)	$(15,833)	$2,726,535

	For the Six Months Ended June 30, 2022
			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance as of December 31, 2021	19,695,532	$19,696	$6,321,428	$(3,459,214)	$(14,250)	$2,867,660
Warrant valuation expense	-	-	437,375	-	-	437,375
Issuance of common stock	208,000	208	415,792	-	-	416,000
Offering costs paid in connection with sale of common stock	-	-	(76,525)	-	-	(76,525)
Common stock issued for convertible note	56,592	56	56,535	-	-	56,591
Net loss attributable to non-controlling interests	-	-	-	1,583	(1,583)	-
Net loss for the six months ended June 30, 2022	-	-	-	(974,566)	-	(974,566)
Balance as of June 30, 2022	19,960,124	$19,960	$7,154,605	$(4,432,197)	$(15,833)	$2,726,535

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEMPACCO CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(3,989,904)	$(974,566)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	63,848	45,217
Non-cash warrant valuation expense	31,205	437,375
Reserving of related party loans	1,320,775	-
Gain on disposal of assets	-	10,690
Stock based compensation for services	12,900	-
Changes in operating assets and liabilities
Trade receivables, net	1,098	(19,549)
Accounts receivable, related parties	5,100	5,934
Prepaid expenses and other current assets	111,363	482,948
Prepaid expenses, related parties	(922,262)	-
Inventories	(536,399)	(321,390)
Accounts payable	6,940	265,340
Accounts payable, related parties	(12,662)	(17,972)
Accrued liabilities	64,015	10,423
Customer deposits	23,150	(1,046,920)
Right of use assets and liabilities	(876)	-
Net cash used in operating activities	(3,821,709)	(1,122,470)

Cash flows from investing activities
Purchases of property, plant and equipment	(148,186)	(7,011)
Proceeds from disposal of equipment	-	40,000
Net cash provided by (used in) investing activities	(148,186)	32,989

Cash flows from financing activities
Equipment loan repayment	-	(50,000)
Long term loan repayment	(4,518)	-
Loans to related parties	(1,583,957)	(115,777)
Proceeds from short-term promissory note, related parties	-	50,000
Proceeds from line of credit	100,000	-
Investment in joint venture	(300,000)	-
Proceeds from the sale of common stock	7,230,750	416,000
Offering costs paid in connection with sale of common stock	(634,600)	(76,525)
Cash flows provided by financing activities	4,807,675	223,698

Increase (decrease) in cash and cash equivalents	837,780	(865,783)
Cash and cash equivalents at beginning of period	548,331	933,469
Cash and cash equivalents at end of period	$1,386,111	$67,686

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6,762	$-
Cash paid for taxes	$132	$2,770

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants recorded as prepaid and other assets	$374,453	$-
Conversion of convertible notes payable and accrued interest to common stock	$29,032	$56,592

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEMPACCO CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the six months ended June 30, 2023, the Company entered into the following Joint Ventures and other significant agreements.

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

In connection with the Operating Agreement, effective January 24, 2023, HPDG, LLC entered into the Services Agreement with Spanky’s Clothing, Inc., and Calvin Broadus, Jr. p/k/a “Snoop Dogg” (collectively “Talent”), pursuant to which Talent will endorse the HDPG, LLC’s smokable hemp products and serve as a spokesperson for the products in the United States. HDPG, LLC shall (i) pay Talent’s legal expenses of $7,500 in connection with entering into the Operating Agreement and Services Agreement; (ii) cause the Company to issue to Talent a fully vested warrant to acquire 450,000 shares of Company common stock at a strike price of $1.00 per share (the “Talent Warrants”); (iii) cause the Company to issue to Talent’s designee a fully vested warrant to acquire 50,000 shares of the Company’s common stock at a strike price of $1.00 per share (the “Talent Designee Warrants”); and (iv) pay Talent royalties of 10% of HDPG, LLC’s gross revenue, with minimum annual royalty payments of $450,000 by the end of the first two years of the initial term of the Services Agreement, an additional $600,000 by the end of the third year of the initial term, and an additional $1,200,000 by the end of the fourth year of the initial term. As of June 30, 2023, the company has accrued $41,956 of the minimum annual royalty payment of $450,000 which will be due and payable on April 10, 2025.On or about January 30, 2023, the Company issued the Talent Warrants and Talent Designee Warrants as required by the Services Agreement (See Note 9).

On February 8, 2023, the Company signed, as guarantor, a lease agreement between US Tobacco de Mexico S.A. de C.V. (“US Tobacco de Mexico,” a related party), which is 100% owned by UST Mexico, Inc. (“UST Mexico,” a related party), and Grupo Fimher, S. de R.I. de C.V. (“Fimher”) for the lease of 43,000 sf of manufacturing space located in Tijuana, Mexico. The term of the lease is three years, commencing on March 1, 2023. The first year’s rent payment is $18,622 per month, with 3.5% inflation increases on the first and second anniversaries of the lease. The estimated total contingent liability at lease inception will be $694,159. Hempacco Co., Inc. and Hempacco Paper Co., Inc. are sub-tenants of US Tobacco de Mexico and will manufacture products at this facility. A liability for the guarantee has not been recorded as of June 30, 2023 as the amount is not probable.

On February 8, 2023, the Company’s subsidiary, Hempacco Paper Co., Inc., leased the above-referenced space for an initial period of one year for a monthly rental of $2,500. Hempacco Paper will use this facility for the manufacture of all its paper products.

Effective February 1, 2023, the Company through its representative in Warsaw, Poland, filed the equivalent of Articles of Incorporation with the court to create Hempacco Europe Sp.z.o.o. (an LLC equivalent), the corporate entity through which the Company will distribute its smokable products throughout the EU. Ownership of the entity rests 99% with the Company, and 1% with Jakub Duda, an individual.

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

On April 6, 2023, Hempacco Co. received a letter notification from the Nasdaq Capital Market (“Nasdaq”) advising of its non-compliance with Nasdaq listing rules because Hempacco had failed to maintain its stock price at above $1.00 for a period of 30-days. The Nasdaq rules provide for a period of 180 days in which Hempacco must restore compliance. This period expires on October 3, 2023.

On April 20, 2023, Hempacco received a further letter notification from Nasdaq advising of its non-compliance with Nasdaq listing rules because Hempacco had failed to file its Annual Report on Form 10-K (for the 2022 fiscal year) with the Securities and Exchange Commission by the required due date. The deficiency was cured by Hempacco by the filing of the Annual Report on Form 10-K on May 15, 2023.

On May 3, 2023, Hempacco paid $300,000 to Curated Nutra, LLC, the 50% partner in Green Star Labs, Inc., (“GSL”) for the purchase of additional manufacturing equipment. This equipment is required to fulfill product orders from Hempacco’s Snoop Dogg JV entity. This equipment will remain the property of Hempacco Inc., until such time that an agreement is reached with Curated Nutra for the transfer of its ownership interest in GSL. On July 10, 2023, Hempacco signed a Purchase Agreement and an accompanying Assignment Agreement with Viva Veritas LLC (“Veritas”) (the successor to Curated Nutra, LLC) whereby Veritas agreed to assign its 50% interest in GSL to Hempacco together with additional equipment lines related to bottling and gummy production (see Note 14).

On May 7, 2023, Hempacco entered into a joint venture agreement with Nasir Ghesani, a New York distribution company doing business as “Reliable Distributor,” with each party to own 50% of the joint venture and working capital needs to be paid by Hempacco. The joint venture is intended to enter new master distributor agreements for Hempacco smokable products to be placed in New York area convenience stores, gas stations and specialty smoke shops. On May 16, 2023. the Company formed a new Nevada Corporation, RD-HPCO, Inc. as the joint venture entity between the Company and Nasir Ghesani.

On May 23, 2023, Hempacco received a letter notification from Nasdaq advising of its non-compliance with Nasdaq listing rules because Hempacco had failed to file its Quarterly Report on Form 10-Q (for the quarter ended March 31, 2023) with the Securities and Exchange Commission by the required due date. The deficiency was cured by the filing of the Quarterly Report on Form 10-Q on July 5, 2023.

Going Concern Matters

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net loss of $3,989,904 during the six months ended June 30, 2023, and has an accumulated deficit of $14,405,058 as of June 30, 2023. During the three months ended June 30, 2023, the Company’s net cash used in operations was $3,821,709.

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

Joint Venture entities where the company owns at least 51% and controls the accounting and administration of the entities will be accounted for under ASC 810-10 which will allow full consolidation of the assets and liabilities into the Company’s balance sheet, with non-controlling interests being calculated and disclosed in the balance sheet and operating statement of the Company. Joint Venture entities where the company owns less than 51% are evaluated for treatment as variable interest entities. The Company may provide accounting and administration for these entities, may have board of director control, and may provide the majority of funding for these entities. Any entities not falling within this criterion will be accounted for under ASC 323-30. These consolidated financial statements include the operating results and the assets of the nine currently operating, joint venture entities, all of which have been deemed variable interest entities for the period ended June 30, 2023. The non-controlling interests of these ventures have been disclosed on the consolidated balance sheet and income statement.

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

Revenue Concentration

Sales to three of the Company’s customers made up approximately 28%, 18% and 11%, respectively, of our revenues for the three months ended June 30, 2023 and sales to one of the Company’s customers made up approximately 91% of our revenues for the three months ended June 30, 2022. Sales to two of the Company’s customers made up approximately 40% and 12%, respectively, of our revenues for the six months ended June 30, 2023 and sales to one of the Company’s customers made up approximately 91% of our revenues for the six months ended June 30, 2022. The balance receivable from these customers on June 30, 2023 and 2022 represents approximately 23% and 30%, respectively, of the total accounts receivable balance of $230,171 and $326,349 as of that date. As a result of a legal dispute between a major customer and a third party during 2022, we experienced a significant reduction in our projected revenues and cash flow for the three and six months ended June 30, 2023.

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

For the six months ended June 30, 2023, and 2022, the following outstanding dilutive securities were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,	June 30,
	2023	2022
	(Shares)	(Shares)
Warrants	838,100	-
Promissory Notes convertible to shares	100,000	50,000
TOTAL	938,100	50,000

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

NOTE 3 - ACCOUNTS RECEIVABLE

As of June 30, 2023, and December 31, 2022, accounts receivable consisted of the following:

	June 30,	December 31,
	2023	2022

Accounts receivable	$263,891	$478,680
Accounts receivable, related parties	-	5,100
Allowance for doubtful accounts	(33,720)	(247,411)
Total accounts receivable	$230,171)	$236,369

The Company recorded a reserve against the entire balance of accounts receivable from related parties as of June 30, 2023. See Note 11 for additional information on related party transactions related to receivables.

NOTE 4 - INVENTORY

As of June 30, 2023, and December 31, 2022, inventory, which consists primarily of the Company’s raw materials, finished products and packaging is stated at the following amounts:

	June 30,	December 31,
	2023	2022

Finished goods	$462,818	$109,879
Raw materials (Net of obsolescence allowance)	718,713	535,253
Total inventory at cost less obsolescence allowance	$1,181,531	$645,132

The Company identified a potential for obsolescence in particular raw materials and provided an allowance for this risk in full in the year ended December 31, 2020. As of June 30, 2023 and December 31, 2022 and 2021, respectively, this allowance remains unchanged. This obsolescence allowance is continually re-evaluated and adjusted as necessary.

NOTE 5 - PROPERTY AND EQUIPMENT

As of June 30, 2023, and December 31, 2022, property and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Production equipment	$4,033,172	$3,837,236
Leasehold improvements	12,431	12,431
Kiosks	3,583,529	3,631,279
	7,629,132	7,480,946
Accumulated depreciation	(321,568)	(260,381)
Total property and equipment	$7,307,564	$7,220,565

Depreciation expense was $33,196 and $61,187 for the three and six months ended June 30, 2023, respectively, and $22,813 and $45,217 for the three and six months ended June 30, 2022, respectively.

NOTE 6 - OPERATING LEASES – RIGHT OF USE ASSETS

The Company entered into a 72-month agreement to lease approximately 6,300 square feet of manufacturing, storage, and office space on January 1, 2020, for a period of 6 years with Primus Logistics, Inc. (“Primus”), a related party that is controlled by the Company’s CEO. Approximately 1,800 square feet (28.5%) is used as a manufacturing facility with the balance used as corporate offices and storage. There was no security deposit paid, and the lease carries no optional extension periods. The term of the lease is for six years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 6.23% within the calculation.

In addition to the rental of manufacturing space, the Company transacts routine storage business with Primus. The primary business of Primus is the provision of cold storage facilities used for perishable raw materials and finished products from pharmaceutical manufacturing companies. The company stores its raw hemp smokable material with Primus.

Base monthly rent commenced at $10,000 per month, with subsequent defined annual increases. All operating expenses are borne by the lessee. Amounts payable to the related party for rent as of June 30, 2023, and December 31, 2022, were $0 and $5,163 respectively. On June 30, 2023, and December 31, 2022, the amounts of $155,465 and $25,000 respectively, of prepaid rent were included in the deposits and prepayments account.

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

The following are the expected lease payments as of June 30, 2023, including the total amount of imputed interest/present value discount.

Year Ending December 31	Operating Leases
2023	$65,558
2024	135,049
2025	139,100
Total lease payments	339,707
Less: Imputed interest/present value discount	(26,166)
Total	$313,541

Rent expenses were $32,779 and $65,558 during the three and six months ended June 30, 2023, respectively, and $31,827 and $63,654 during the three and six months ended June 30, 2022, respectively.

See Note 1 for information on a new lease between Hempacco Paper Co., Inc., and UST Mexico.

NOTE 7 - OTHER SHORT-TERM LIABILITIES – EQUIPMENT LOAN

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

On January 6, 2022, the first payment of $50,000 was made to the lender. The Company was granted forbearance with respect to further loan payments until the Company’s planned initial public offering (“IPO”) was funded. On September 6, 2022, the Company executed a settlement agreement and mutual release with the lender providing for the full repayment of the outstanding loan balance of $1,450,000 with a cash payment of $250,000 and the issuance of 266,667 restricted shares of Hempacco common stock. As of June 30, 2023, and December 31, 2022, the principal balance of the loan was $0.

NOTE 8 - CONVERTIBLE NOTES

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

The notes payable to Miguel Cambero for $100,000 and Ernie Sparks for $25,000 originally matured on October 23, 2022. Both notes were extended through April 30, 2023. On or about May 16, 2023, Ernest Sparks’ note and accrued interest of $4,032 were converted into 62,223 shares of the Company’s common stock.

The Company’s note payable to Miguel Cambero is convertible under its terms into shares of common stock. Subsequent to June 30, 2023, the note and accrued interest will be converted into common stock.

On or about March 18, 2022, the Company issued a promissory note to a related party, Jerry Halamuda for $50,000. The note carries an interest rate of 8% and the initial maturity date was June 18, 2022. The note is secured by 50,000 common shares of the Company. On June 18, 2022, the Company and the investor signed Amendment No. 1 to the promissory note extending the maturity date to September 18, 2022. Subsequently, additional amendments were executed which extended the maturity date to June 18, 2023, and then to September 18, 2023. The $50,000 principal balance of the note was repaid on August 1, 2023. Accrued interest will be repaid in stock at a later date.

NOTE 9 - WARRANTS

As of June 30, 2023, the following warrants are outstanding:

Talent Warrants (see Note 1)	450,000
Talent Designee Warrants (see Note 1)	50,000
Compensation Warrants	500,000
Representatives’ Warrants (see Note 1)	338,100
938,100

On August 11, 2021, the Company signed an agreement with Boustead Securities, LLC (the “Representative”), which was amended on or about March 18, 2022, with respect to a number of proposed financing transactions. Included in the agreement was the initial public offering of the Company’s common stock, for which a listing on NASDAQ was successfully applied, the private placement of Hempacco securities prior to the IPO (“pre-IPO Financings”), and other financings separate from the IPO or the pre-IPO Financings (each such other financing an “Other Financing”). See Note 12 below for further details.

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

On January 25, 2023, the Company issued fully vested warrants to purchase 500,000 shares of the Company’s common stock to non-employees as compensation for services (“Compensation Warrants”). The Compensation Warrants have an exercise price of $1.00 and a contractual life of 5 years. Stock-based compensation expense related to the Compensation Warrants was $12,900 for the six months ended June 30, 2023. As of June 30, 2023, total compensation costs related to the common stock warrants not yet recognized amounted to approximately $343,248. The amounts were recorded as prepaid compensation, for which there is a current and noncurrent portion that is amortized over the life of the contract. As of June 30, 2023, the current portion of $74,891 is included in prepaid expenses and other current assets on the balance sheet and the noncurrent portion of $268,357 is included in other assets. During the six months ended June 30, 2023, $31,205 was amortized to sales and marketing expense.

The Black-Scholes model uses the following variables to calculate the value of an option or warrant for the six months ended June 30, 2023, and the twelve months ended December 31, 2022:

	Input Range	Input Range
	June 30,	December 31,
Description	2023	2022
a) Price of the Issuer’s Security	$ 0.75-$1.25	$ 1.00 - $7.00
b) Exercise (strike) price of Security	$1.00	$ 0.75 - $1.50
c) Time to Maturity in years	5 years	3 to 5 years
d) Annual Risk-Free Rate	5-year T-Bill	2-year T-Bill
e) Annualized Volatility (Beta)	90% - 100%	59% - 100%

NOTE 10 - OTHER LOANS PAYABLE

On June 15, 2020, Hempacco entered into a loan agreement with a third party whereby the Company received $85,000. The terms of the loan were for one year, with 0% interest. On January 15, 2021, the lender further advanced $83,328 on the same terms. In December 2021, a letter agreement and loan extension were signed by the lender in which it was confirmed that the new maturity date of the loan would be August 15, 2023. As of June 30, 2023, and December 31, 2022, the balance outstanding was $138,252 and $142,770, respectively.

In July 2021, the Company secured a line of credit facility with First Citizens Bank in the amount of $100,000. The line of credit bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time and matured in July 2023. On July 1, 2023, the facility was renewed for an additional 12 months and will be reviewed by the bank for potential renewal on June 30, 2024. The line of credit is guaranteed by the CEO of the Company. As of June 30, 2023 and December 31, 2022, $100,000 and $0, respectively, was owed on the line of credit. On June 30, 2023, the interest rate on the facility was 9.25%.

NOTE 11 - RELATED PARTY TRANSACTIONS

As of June 30, 2023, and December 31, 2022, the Company owed Primus $0 and $5,163 respectively, for rent and storage fees. As of June 30, 2023, and December 31, 2022, Primus had been paid $169,780 and $25,000 respectively, in advance, for rent. During the six months ended June 30, 2023 and 2022, the Company expensed $94,266 and $70,094, respectively, for services provided by Primus.  The Company’s CEO owns 90% of Primus.

As of September 1, 2022, the salaries of the CEO and the CMO, as defined in their respective employment agreements, were paid through the Company’s payroll service. These payments replace the prior independent contractor payments received by their entities, Strategic Global Partners, Inc. and Cube 17, Inc., respectively. Although employment contracts were dated from January 2022, salaries were paid with effect from September 1, 2022. During the three and six months ended June 30, 2023, the Company incurred expenses of $60,000 and $120,000, respectively, related to salaries for the CEO and CMO. During the three and six months ended June 30, 2022, the Company incurred expenses of $60,000 and $30,000, respectively, related to consulting fees for the CEO and CMO.  The Company does not believe there is substantial risk that employer taxes with penalties and interest may be due related to payments made to the CEO and CMO as consultants.

As of June 30, 2023, and December 31, 2022, the Company was owed $0 and $0, respectively, and owed $32,108, and $0, respectively, by and, to UST Mexico, Inc. (“UST Mexico”). Amounts payable have been netted against prepaid expenses. The Company sells hemp products to UST Mexico and provides manufacturing consulting services. The value of goods and services provided to UST Mexico, which are recorded as revenue, was $0 and $6,559, respectively, for the three and six months ended June 30, 2023, and $6,000 and $6,000 for the three and six months ended June 30, 2022. UST Mexico is a manufacturer of tobacco cigarettes in Mexico and provides consulting services and parts for the Company’s equipment. The value of goods and services provided by UST Mexico was $103,009 and $148,009, respectively, for the three and six months ended June 30, 2023, and $43,220 and $90,000, respectively, for the three and six months ended June 30, 2022. As of June 30, 2023, the Company prepaid expenses of $790,099 for products and services related to Hempacco Paper Company that are covered by open purchase orders.

As of June 30, 2023, UST Mexico owned 947,200,000 shares of common stock of Green Globe International, Inc. UST Mexico is a related party by virtue of the CEO’s 25% interest in UST Mexico.

On or about March 1, 2022, the Company entered into a mutual line of credit agreement with its parent company, Green Globe International, Inc. (“GGII”). The purpose of the credit agreement is to facilitate short-term borrowing needs on an interest-free basis, with advances being subject to repayment within 90 days with a maximum of $500,000 allowed to be outstanding within any 90-day period. On December 1, 2022, the maximum amount was increased to $1,500,000. During the twelve months ended December 31, 2022, the Company loaned GGII a net amount of $692,119. As of June 30, 2023, the balance owed to the Company by GGII was $1,614,027. The Company recorded a reserve against the entire balance as of June 30, 2023. The Company concluded that collection of the loan balance is not probable. Thus, during the three and six months ended June 30, 2023, the Company recorded a reserve of $ 195,775 and $1,320,775, respectively, which is included in expensing of related party advances and loans on the statement of operations. Subsequent to June 30, 2023, the Company made additional loans of $50,500 to GGII.

During 2023 and 2022, the Company made short term cash advances directly to Green Star Labs, Inc., a subsidiary joint venture of the Company’s parent, Green Globe International, Inc. As of June 30, 2023 and December 31, 2022, the balance owed by Green Star Labs, Inc. to the Company was $1,200,400 and $605,994, respectively. The Company concluded that collection of a portion of the loan balance is not probable. Thus, the three and six months ended June 30, 2023, the Company recorded a reserve of $0 and $479,000, respectively, which is included in expensing of related party advances and loans on the statement of operations. During the six-month period ended June 30, 2023, the Company made payments of approximately $737,397 (net of repayments) as pre-payment against purchase orders for new products primarily related to the Alfalfa Holdings LLC joint venture (“Snoop Dogg”). During the six months ended June 30, 2023, the Company received approximately $170,000 in inventory from Green Star Labs, Inc. On June 1, 2023, the Company issued a purchase order to Green Star Labs in the amount of $604,000, and in the same period Green Star Labs shipped $0 of product to the Company. Management anticipates that the remaining outstanding loan balance will be eliminated by additional product shipments in the third quarter of 2023. Subsequent to June 30, 2023, the Company made loans of $266,000 to Green Star Labs, Inc.

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

On or about July 15, 2022, the Company acquired from Nery’s Logistics, Inc., an entity that is owned by a significant shareholder (greater than 10%) of the Company’s parent, two cigarette production equipment lines together with multiple cigarette and cigar-related trademarks. The total acquisition price was deemed to be $4,000,000 to be paid solely by the issuance of 2,000,000 common shares of the Company. $3,400,000 was initially allocated to the value of the equipment, and the balance of $600,000 was allocated to intangible assets. A subsequent appraisal, performed in Mexico, valued the equipment at $2,278,337. No value was allocated to the trademarks. During the year ended December 31, 2022, the Company recorded a one-time charge of $1,121,663 to its statement of operations account in order to reduce the asset costs to net realizable value.

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

See Note 1 for additional issuance of common stock.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

On July 10, 2023, the Company signed a Purchase Agreement and an accompanying Assignment Agreement with Viva Veritas LLC (“Veritas”) whereby Veritas agreed to assign its 50% interest in Green Star labs, Inc. to Hempacco together with additional equipment lines related to bottling and gummy production.

The total purchase price to be paid by the Company is $3,500,000. The preliminary purchase price has been allocated as $2,500,000 for the interest in Green Star Labs, and $1,000,000 for the equipment. $3,200,000 of the $3,500,000 total purchase price was paid by the Company’s issuance of a convertible promissory note in the principal amount of $3,200,000 to the seller, which became effective on July 10, 2023. As noted previously (see Note 1), Hempacco had already paid the sum of $300,000 to Veritas for the purchase of additional equipment, which represented the cash portion of the total $3,500,000 purchase price and was credited against the total purchase price by the seller, such that the total $3,500,000 purchase price was deemed paid after issuance of the $3,200,000 promissory note to the seller.

The promissory note carries a 10% interest rate and matures twelve months from the issue date. The holder has the right, after 6-months after the issue date, to convert all or part of the then outstanding principal balance of the note into common stock of the issuer, provided, however, that the holder may not convert the note into Company common stock to the extent that such conversion would result in the holder’s beneficial ownership of the Company common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the note contains a maximum issuance limitation such that the note will no longer be convertible after the Company has issued an aggregate of 5,572,000 shares upon conversion of the Note. The applicable conversion price shall be 95.238% of the average closing price of the Company’s common stock during the three days immediately preceding the conversion.

See Note 8, 10, and 11 for additional subsequent events.

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

Results of Operations

For the Three and Six Months Ended June 30, 2023, compared to the Three and Six Months Ended June 30, 2022

Revenue

                For the three and six months ended June 30, 2023 and 2022, revenues were as follows:

	Three Months Ended June 30,		Change
	2023	2022	$	%
Revenues
Product sales	$223,188	$1,853,996	$(1,630,808)	(88)%
Product sales, related parties	13,760	5,000	8,760	175%
Manufacturing service revenue	1,386	13,995	(12,609)	(90)%
Kiosk revenue	16,267	2,066	14,201	687%
Total Revenues	$254,601	$1,875,057	$(1,620,456)	(86)%

	Six Months Ended June 30,		Change
	2023	2022	$	%
Revenues
Product sales	$628,187	$2,811,562	$(2,183,375)	(78)%
Product sales, related parties	20,319	6,000	14,319	239%
Manufacturing service revenue	13,438	26,595	(13,157)	(49)%
Kiosk revenue	17,017	2,066	14,951	724%
Total Revenues	$678,961	$2,846,223	$(2,167,262)	(76)%

The decrease in revenues during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was a result of a temporary decline in orders from one of our largest customers due to a legal dispute, as well as the passing of AB 45 by the State of California, which banned the sale of smokable hemp products in California until such time as the legislature decided on a tax policy with regard to these products.

Cost of Goods Sold

For the three and six months ended June 30, 2023 and 2022, cost of goods sold were as follows:

	Three Months Ended June 30,		Change
	2023	2022	$	%
Cost of Goods Sold
Cost of goods sold	$417,632	$1,398,028	$(980,396)	(70)%
Cost of goods sold, related parties	14,423	-	14,423	100%
Total Cost of Goods Sold	$432,055	$1,398,028	$(965,973)	(69)%

	Six Months Ended June 30,		Change
	2023	2022	$	%
Cost of Goods Sold
Cost of goods sold	$877,891	$2,197,034	$(1,319,143)	(60)%
Cost of goods sold, related parties	75,885	-	75,885	100%
Total Cost of Goods Sold	$953,776	$2,197,034	$(1,243,258)	(55)%

The decrease in relative total cost of goods sold is primarily due to decreasing sales and production in the three and six months ended June 30, 2023, as compared to the same periods in 2022.

Operating Expenses

For the three and six months ended June 30, 2023 and 2022, operating expenses were as follows:

	Three Months Ended June 30,		Change
	2023	2022	$	%

Operating Expenses
General and administrative	$947,461	$235,924	$711,537	302%
General and administrative, related parties	53,414	45,000	8,414	19%
Sales and marketing	229,759	287,866	(58,107)	(20)%
Sales and marketing, related parties	27,491	-	27,491	100%
Expensing of related party advances and loans	195,775	-	195,775	100%
Total Operating Expenses	$1,453,900	$568,790	$885,110	156%

	Six Months Ended June 30,		Change
	2023	2022	$	%

Operating Expenses
General and administrative	$1,684,636	$966,999	$717,637	74%
General and administrative, related parties	268,697	150,000	118,697	79%
Sales and marketing	409,588	484,110	(74,522)	(15)%
Sales and marketing, related parties	50,087	-	50,087	100%
Expensing of related party advances and loans	1,320,775	-	1,320,775	100%
Total Operating Expenses	$3,733,783	$1,601,109	$2,132,674	133%

The increase in general and administrative expenses during the three and six months ended June 30, 2023, compared to the same periods in 2022 was mainly due to accounting, legal and insurance costs related to compliance as a result of the IPO closing.

During the three and six months ended June 30, 2023, related party general and administrative expenses consisted of senior management consulting fees, write offs of related party receivables and rent payable on our premises leased in San Diego, California. During the three and six months ended June 30, 2022, related party general and administrative expenses consisted of related party fees and rent. The landlord, Primus Logistics, is 90%-owned by Sandro Piancone, the Company’s CEO.

The Company’s sales and marketing expenses decreased during the three and six months ended June 30, 2023, compared to sales and marketing expenses during the three and six months ended June 30, 2022 due to scaling back our expansion efforts in the current year compared to the same period of the prior year. Related party sales and marketing expenses for the three and six months ended June 30, 2023 include costs of services provided by the CMO.

During the three and six months ended June 30, 2023, the Company recorded an allowance for the potential non-payment of certain inter-company receivables in the amount of $195,775 and $1,320,775, respectively, compared to an allowance of $0 and $0, respectively, during the three and six months ended June 30, 2022.

Net Loss

The Company had net losses of $1,611,320 and $3,989,904, respectively, during the three and six months ended June 30, 2023 compared to net losses of $97,350 and $974,566, respectively, during the three and six months ended June 30, 2022. The increase in net loss for the three months ended June 30, 2023, was due primarily to increases in operations of the Company that resulted in additional overhead expenses. The increase in net loss for the six months ended June 30, 2023 was due primarily to significant additional one-off expenses incurred in connection with the provision for impairment of inter-company loans receivable.

Liquidity and Capital Resources

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Net cash used in operating activities	$(3,821,709)	$(1,122,470)
Net cash provided by (used in) investing activities	(148,186)	32,989
Net cash provided by financing activities	4,807,675	223,698
Net change in cash	$837,780	$(865,783)

Cash Flows from Operating Activities

We had cash used in operating activities of $3,821,709 in the six months ended June 30, 2023, as compared to cash used in operating activities of $1,122,470 during the six months ended June 30, 2022. The increase in cash used in operating activities of $2,699,239 for the six months ended June 30, 2023, is primarily attributable to the increase in net operating loss of $3,056,678, adjusted by a reserve for related party loans of $1,320,775 as well as increases attributable to increases in prepaid expenses and inventory.

Cash Flows from Investing Activities

We had cash used in investing activities of $148,186 for the six months ended June 30, 2023, as compared to cash provided by investing activities of $32,989 for the six months ended June 30, 2022. The change of $181,175 was primarily due to the purchase of plant and equipment of $148,186 during the six months ended June 30, 2023.

Cash Flows from Financing Activities

We had cash provided by financing activities of $4,807,675 in the six months ended June 30, 2023, as compared to cash provided by financing activities of $223,698 in the comparative period in 2022, with this increase primarily due to the receipt of $7,245,000 of gross proceeds from the sale of 4,830,000 shares of common stock in our second IPO, partially offset by advances to related parties of $1,583,957 and the costs of the offering of $634,600 in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

We anticipate that our cash needs for the next twelve months for working capital and capital expenditures will be approximately $2,000,000. As of June 30, 2023, we had $1,386,111 in cash, and we believe that our current cash and cash flow from operations will be not sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures. We will likely also require additional cash resources due to possible changed business conditions or other future developments. We plan to seek to sell additional equity securities to generate additional cash to continue operations. We may also sell debt securities to generate additional cash. The sale of equity securities, or of debt securities that are convertible into our equity, could result in additional dilution to our shareholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Going Concern

In the event we are not successful in reaching our sustained revenue targets, we anticipate that depending on market conditions and our plan of operations, we will likely incur, for the next few months, continued operating losses. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit to cover our operating expenses. Consequently, there remains substantial doubt about the Company’s ability to continue as a going concern. We are subject to many factors which could detrimentally affect us. Many of these risk factors are outside management’s control, including demand for our products, our ability to hire and retain talented and skilled employees and service providers, as well as other factors.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

Our independent registered accounting firm determined that we did not maintain effective internal controls over financial reporting and the following material weaknesses existed as of June 30, 2023:

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

PART II

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of June 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations except as set forth below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2023, the Company did not issue any unregistered equity securities except as set forth below.

On or about May 16, 2023, the Company issued 62,223 shares of its common stock to Ernest Sparks upon conversion of a convertible note and accrued interest.

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

26

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

HEMPACCO CO., INC. (Registrant)

Date: August 14, 2023	By:	/s/ Sandro Piancone
Sandro Piancone
Chief Executive Officer
Date: August 14, 2023	By:	/s/ Neville Pearson
Neville Pearson
Chief Financial Officer

