Form 10-Q
period 2023-09-30
Hempacco Co., Inc.
filed 2023-11-20
CIK 1892480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2023

or

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

The number of shares of the registrant’s common stock outstanding as of November 20, 2023, was 29,145,537.

HEMPACCO CO., INC.

2023 QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HEMPACCO CO., INC.

Condensed Consolidated Balance Sheets

(Unaudited)

As of	September 30, 2023	December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$17,076	$548,331
Accounts receivable	554,344	231,269
Accounts receivable, related parties	-	5,100
Loans receivable, related parties	286,174	-
Inventory	909,750	645,132
Prepaid expenses and other current assets	673,522	442,366
Prepaid expenses, related parties	736,941	35,609
Total Current Assets	3,177,807	1,907,807

Property and equipment	8,993,603	7,220,565
Right of use asset, related party	269,634	351,146
Other intangible assets, net of amortization	-	2,661
Equity investment – related party	1,747,381	-
Other investments and Warrants	249,634	-

TOTAL ASSETS	$14,438,059	$9,482,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$665,033	$335,605
Accounts payable, related parties	87,412	42,831
Accrued liabilities	374,444	-
Customer prepaid invoices and deposits	806,029	838,164
Line of credit	100,000	-
Loans and notes payable, related parties	-	69,282
Convertible promissory notes payable	3,200,000	125,000
Other short-term loans	137,173	-
Right of use liability, related party – current	114,926	109,552
Total Current Liabilities	5,485,017	1,520,434

Long Term Liabilities
Long-term debt	-	142,770
Right of use liability, related party	170,576	258,776
Total Liabilities	5,655,593	1,921,980
Stockholders’ Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized as of September 30, 2023, and December 31, 2022, respectively.	-	-
Series A Preferred Stock, $0.001 par value; 10,000,000 Shares authorized as of September 30, 2023, and December 31, 2022, respectively. 0 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively.	-	-
Common stock, $0.001; 200,000,000 shares authorized as of September 30, 2023, and December 31, 2022, respectively. 28,926,126 and 23,436,505 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively.	28,926	23,436
Additional paid-in capital	25,563,373	18,095,184
Accumulated deficit	(16,640,974)	(10,463,048)
Total Stockholders’ Equity	8,951,325	7,655,572
Non-controlling interests	(168,859)	(95,373)
Total Equity Attributable to Hempacco Co., Inc.	8,782,466	7,560,199

LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,438,059	$9,482,179

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEMPACCO CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Product sales	$1,305,254	$561,818	$1,950,460	$3,373,380
Product sales, related parties	11,709	16,940	32,028	22,940
Manufacturing service revenue	9,049	6,653	22,487	33,248
Kiosk revenue	-	6,824	-	8,890
Total Revenues	1,326,012	592,235	2,004,975	3,438,458

Cost of Sales
Cost of sales	1,349,631	598,627	2,227,521	2,795,661
Cost of sales, related parties	414,374	-	490,260	-
Total Cost of Sales	1,764,005	598,627	2,717,781	2,795,661
Gross Profit (Loss) from Operations	(437,993)	(6,392)	(712,806)	642,797

Operating Expenses
General and administrative	1,037,790	791,562	2,770,482	1,758,561
General and administrative, related parties	135,454	45,000	403,963	195,000
Sales and marketing	306,505	200,976	668,227	685,086
Sales and marketing, related parties	29,794	-	79,881	-
Expensing of related party advances and loans	166,267	-	1,487,042	-
Total Operating Expenses	1,675,810	1,037,538	5,409,595	2,638,647

Net Operating Loss	(2,113,803)	(1,043,930)	(6,122,401)	(1,995,850)

Other Income (Expense)
Interest expense	(82,109)	(3,684)	(88,871)	(13,080)
Other income and expense	(36,977)	(1,859)	(11,521)	(15,109)
Total Other Income (Expense)	(119,086)	(5,543)	(100,392)	(28,189)

Net Loss before equity investment	(2,232,889)	(1,049,473)	(6,222,793)	(2,024,039)
Share of net losses of equity method investee	(28,619)	-	(28,619)	-
Net Loss	$(2,261,508)	$(1,049,473)	$6,251,412	$(2,024,039)
Net loss attributable to non-controlling interests	50,995	617	73,486	2,200
Net Loss Attributable to Hempacco Co., Inc.	(2,210,513)	(1,048,856)	(6,177,926)	(2,021,839)
			5
Basic and Dilutive Loss per Share	$(0.08)	$(0.05)	$(0.22)	$(0.10)

Shares Used in Calculating Loss per Share	28,524,410	22,468,140	27,575,488	20,670,278

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEMPACCO CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance as of June 30, 2023	28,343,728	$28,343	$25,118,062	$(14,405,058)	$(143,267)	$10,598,080
Shares issued for consulting services	250,000	250	307,250			307,500
Common stock issued for Cambero convertible note	332,398	333	117,575	-	-	117,908
Record beneficial conversion feature discount on convertible notes.			21,486			21,486
Reversal of capital contribution related to joint venture	-	-	(1,000)	-	-	(1,000)
Net loss / assets attributable to non-controlling interests	-	-	-	25,592	(25,592)	-
Net loss for the three months ended September 30, 2023	-	-	-	(2,261,508)	-	(2,261,508)
Balance as of September 30, 2023	28,926,126	$28,926	$25,563,373	$(16,640,974)	$(168,859)	$8,782,466

	For the Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance as of December 31, 2022	23,436,505	$23,436	$18,095,184	$(10,463,048)	$(95,373)	$7,560,199
Issuance of common stock	4,830,000	4,830	7,240,170	-	-	7,245,000
Offering costs	-	-	(634,600)	-	-	(634,600)
Shares issued for consulting services	265,000	265	320,135	-	-	320,400
Capitalized value of warrants	-	-	374,453	-	-	374,453
Common stock issued for convertible notes	394,621	395	146,545	-	-	146,940
Record beneficial conversion feature discount on convertible notes.			21,486			21,486
Net loss / assets attributable to non-controlling interests	-	-	-	73,486	(73,486)	-
Net loss for the nine months ended September 30, 2023	-	-	-	(6,251,412)	-	(6,251,412)
Balance as of September 30, 2023	28,926,126	$28,926	$25,563,373	$(16,640,974)	$(168,859)	$8,782,466

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

	For the Three Months Ended September 30, 2022
			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance as of June 30, 2022	19,960,124	$19,960	$7,154,605	$(4,432,197)	$(15,833)	$2,726,535
Issuance of common stock	1,000,000	1,000	5,999,000	-	-	6,000,000
Offering costs	-	-	(531,188)	-	-	(531,188)
Boustead cashless warrant conversion	54,928	55	(55)			-
Acquisition of machinery and trademarks	2,000,000	2,000	3,998,000			4,000,000
Conversion of accounts payable to common stock	50,000	50	99,950	-	-	100,000
Partner capital contribution to joint venture			52,000			52,000
Titan General Agency Ltd. Debt repayment	266,667	267	1,182,414			1,182,681
North Equities marketing services, paid with shares	41,494	41	99,959			100,000
Net loss/equity attributable to non-controlling interests	-	-	-	(8,546)	8,546	-
Net loss for the three months ended September 30, 2022	-	-	-	(1,049,473)	-	(1,049,473)
Balance as of September 30, 2022	23,373,213	$23,373	$18,054,685	$(5,490,216)	$(7,287)	$12,580,555

	For the Nine Months Ended September 30, 2022
			Additional		Non-
	Common Stock		Paid-In	Accumulate	controlling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance as of December 31, 2021	19,695,532	$19,696	$6,321,428	$(3,459,214)	$(14,250)	$2,867,660
Warrant valuation expense	-	-	437,375	-	-	437,375
Issuance of common stock	208,000	208	415,792	-	-	416,000
Offering costs paid in connection with sale of common stock	-	-	(76,525)	-	-	(76,525)
Common stock issued for convertible note	56,592	56	56,535	-	-	56,591
Acquisition of machinery and trademarks	2,000,000	2,000	3,998,000			4,000,000
Conversion of accounts payable to common stock	50,000	50	99,950			100,000
Partner capital contribution to joint venture			52,000			52,000
Common shares issuance – IPO 2	1,000,000	1,000	5,999,000			6,000,000
Offering costs			(531,188)			(531,188)
Boustead cashless warrant conversion	54,926	55	(55)			-
Titan General Agency, Ltd. Debt repayment	266,667	267	1,182,414			1,182,681
North Equities USA Ltd. Marketing services	41,494	41	99,959			100,000
Net loss/equity attributable to non-controlling interests	-	-	-	(6,963)	6,963	-
Net loss for the nine months ended September 30, 2022	-	-	-	(2,024,039)	-	(2,024,039)
Balance as of September 30, 2022	23,373,213	$23,373	$18,054,685	$(5,490,216)	$(7,287)	$12,580,555

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HEMPACCO CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(6,251,412)	$(2,024,039)
Adjustments to reconcile net loss to cash used in operating activities
Reclassification of Organipure capital contribution	(1,000)	-
Depreciation and amortization	116,807	171,098
Non-cash warrant valuation expense	76,249	437,375
Reserving of related party loans	1,464,475	-
Elimination of loss from equity investment	28,619	-
Gain on disposal of assets	-	10,690
Stock based compensation for services	320,400	100,000
Changes in operating assets and liabilities
Trade receivables, net	(323,075)	(159,525)
Accounts receivable, related parties	5,100	(16,481)
Prepaid expenses and other current assets	(156,265)	(202,813)
Prepaid expenses, related parties	(701,332)	-
Inventories	(264,619)	(599,572)
Accounts payable	329,427	253,039
Accounts payable, related parties	44,582	(86,658)
Accrued liabilities	373,267	14,468
Customer deposits	(32,134)	(1,115,266)
Right of use assets and liabilities	(1,314)	-
Net cash used in operating activities	(4,972,225)	(3,217,684)

Cash flows from investing activities
Purchases of property, plant and equipment	(163,184)	(169,398)
Proceeds from disposal of equipment	-	40,000
Franchise fees and licenses related to joint venture	-	(152,609)
Net cash provided by (used in) investing activities	(163,184)	(282,007)

Cash flows from financing activities
Line of Credit	100,000
Equipment loan repayment	-	(300,000)
Long term loan repayment	(5,597)	-
Loans to related parties	(1,750,649)	(70,379)
Proceeds from short-term promissory note, related parties	-	50,000
Repayment of short term note payable	(50,000)
Equity investment in related party	(300,000)	-
Proceeds from the sale of common stock	7,245,000	6,468,000
Offering costs paid in connection with sale of common stock	(634,600)	(607,713)
Cash flows provided by financing activities	4,604,154	5,539,908

Increase (decrease) in cash and cash equivalents	(531,255)	2,040,217
Cash and cash equivalents at beginning of period	548,331	933,469
Cash and cash equivalents at end of period	$17,076	$2,973,686

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6,762	$-
Cash paid for taxes	$132	$3,635

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants recorded as prepaid and other assets	$374,453	$437,375
Conversion of convertible notes payable and accrued interest to common stock	$146,940	$56,592
Marketing services paid with shares	$320,400	$100,000
Accounts payable paid with shares	-	$100,000
Equipment paid with promissory note	$1,724,000
Equity interest in affiliated entity paid with promissory note	$1,476,000	$-
Equipment loan paid with shares	-	$1,182,681
Payment for equipment and intangible assets with shares	-	$4,000,000

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

The Company merged with, and became a subsidiary of, Green Globe International, Inc. (“GGII” or “Green Globe International”) on May 21, 2021.

Hempacco manufactures and distributes hemp smokables both under its own name and white label products for clients. The Company also owns high-tech CBD vending kiosks that it plans to place in retail venues throughout the US, in conjunction with a number of joint venture partners. During the current quarter the Company commenced supplying its JV partner, HPDG, Inc. with “Snoop Dogg” branded CBD Gummies.

On October 6, 2021, the California Assembly Bill Number 45 (“AB 45”) was passed into law. Despite the fact that industrial hemp is federally legal and not a controlled substance, this bill prohibits the sale of “inhalable” hemp products in California. However, the manufacture of inhalable hemp products for the sole purpose of sale in other states is not prohibited. The ban will remain in force until such time as the California Legislature enact a bill to tax the product. It is still legal to manufacture Delta-8 products containing less than 0.3% THC for sale in another State.

Because of the risk and uncertainty regarding the potential market for smokable products in California, the Company has focused on building its distribution network in other States and other Countries. Celebrity joint ventures bring a national demand for our products.

During the nine months ended September 30, 2023, the Company entered into the following Joint Ventures and other significant agreements.

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

As of September 30, 2023, the company has accrued $54,656 of the minimum annual royalty payment of $450,000 which will be due and payable on April 10, 2025.On or about January 30, 2023, the Company issued the Talent Warrants and Talent Designee Warrants as required by the Services Agreement (See Note 9).

On February 8, 2023, the Company signed, as guarantor, a lease agreement between US Tobacco de Mexico S.A. de C.V. (“US Tobacco de Mexico,” a related party), which is 100% owned by UST Mexico, Inc. (“UST Mexico,” a related party), and Grupo Fimher, S. de R.I. de C.V. (“Fimher”) for the lease of 43,000 sf of manufacturing space located in Tijuana, Mexico. The term of the lease is three years, commencing on March 1, 2023. The first year’s rent payment is $18,622 per month, with 3.5% inflation increases on the first and second anniversaries of the lease. The estimated total contingent liability at lease inception will be $694,159. Hempacco Co., Inc. and Hempacco Paper Co., Inc. are sub-tenants of US Tobacco de Mexico and will manufacture products at this facility. A liability for the guarantee has not been recorded as of September 30, 2023, as the amount is not probable.

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

On October 2, 2023, the Company officially responded to Nasdaq requesting an additional six-months in which to bring its share price back over the $1,00 minimum price required by Nasdaq rules. The Company also confirmed its willingness to implement a reverse stock split in order to achieve its goal should it not be able to increase its share price through organic growth of the business.

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

On July 10, 2023, the Company signed a Purchase Agreement and an accompanying Assignment Agreement with Viva Veritas LLC (“Veritas”) (successor to Curated Nutra) whereby Veritas agreed to assign its 50% interest in Green Star labs, Inc. (“GSL”) to Hempacco together with additional equipment lines related to bottling and gummy production.

Green Globe International, Inc. Hempacco’s parent company owns a 50% interest and the management control of Green Star Labs, Inc. through the existing joint venture agreement and will continue to fully consolidated GSL under the guidance of ASC 810-10. Hempacco, having a significant interest in GSL will account for its investment under the equity method following the guidelines of ASC 323. The company will record its share of earnings or losses after elimination of intercompany gains and losses, as a single amount on its income statement.

The total purchase price to be paid by the Company is $3,500,000. The preliminary purchase price has been allocated as to $1,776,000 for the interest in Green Star Labs, and $1,724,000 for the equipment. $3,200,000 of the $3,500,000 total purchase price was paid by the Company’s issuance of a convertible promissory note to the seller, which became effective on July 10, 2023. As noted above, Hempacco had already paid the sum of $300,000 to Curated Nutra as a deposit for the additional equipment, which represented the cash portion of the total $3,500,000 purchase price and was credited against the total purchase price by the seller, such that the total $3,500,000 purchase price was deemed paid after issuance of the $3,200,000 promissory note to the seller.

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

In accordance with ASC 323-10-50-3 the following additional disclosures are made with regard to this equity investment:

a)	As mentioned above, the owners of Green Star Labs, Inc. and the respective ownership percentages are:

	i)	Green Globe International, Inc. 50%
	ii)	Hempacco Co., Inc. 50%

b)	Hempacco, as the investor, will account for its interest under the equity method under GAAP/ASC 323

c)

Hempacco purchased the equity interest for the sum of $1,776,000 with a further $1,724,000 being used for the purchase of certain items of production equipment needed to produce a new Hempacco product line.

d)

The $1,776,000 paid for the equity stake is attributable to Basis Difference / (Equity Goodwill). This basis difference will be evaluated each quarter in comparison to the Investees earnings or losses and other changes in equity in order that the value of the equity investment on the Company’s balance sheet can be adjusted accordingly.

e)

GSL was a start-up operation in January 2022 and has recently started to generate operating profits. The purchase price was based on the future profitability and growth that Hempacco’s new business lines and joint ventures will bring to GSL Hence any current comparison of the purchase price and the current net assets of GSL would be misleading.

f)

The Company will, on a quarterly basis, monitor the underlying net assets of GSL in order to evaluate whether or not any adjustment is necessary to the carrying value of the equity investment in the books of the Company. Should GSL report other comprehensive income or changes to equity accounts, the Company will make the appropriate adjustments to its carrying cost to reflect its share of these additional items in accordance with the GAAP accounting standard.

g)	GSL has no contingent issuances of shares, warrants or convertible promissory notes that might affect Hempacco’s share of reported earnings or losses.

A review of the preliminary financial statements of Green Star labs, Inc. resulted in the Company reducing its equity investment in GSL by $28,619, being 50% of the preliminary net losses of GSL for the three months ended September 30, 2023. There will potentially be further adjustments needed in the fourth quarter of 2023.

The non-controlling interests of these ventures have been disclosed on the consolidated balance sheet and income statement.

Going Concern Matter

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net loss of $6,251,412 during the nine months ended September 30, 2023, and has an accumulated deficit of $16,640,974 as of September 30, 2023. During the nine months ended September 30, 2023, the Company’s net cash used in operations was $4,972,225.

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

Joint Venture entities where the company owns at least 51% and controls the accounting and administration of the entities will be accounted for under ASC 810-10 which will allow full consolidation of the assets and liabilities into the Company’s balance sheet, with non-controlling interests being calculated and disclosed in the balance sheet and operating statement of the Company. Joint Venture entities where the company owns less than 51% are evaluated for treatment as variable interest entities. The Company may provide accounting and administration for these entities, may have board of director control, and may provide the majority of funding for these entities. Any entities not falling within this criterion will be accounted for under ASC 323-30. These consolidated financial statements include the operating results and the assets of the nine currently operating, joint venture entities, all of which have been deemed variable interest entities for the period ended September 30, 2023.

Equity Method Investments in Unconsolidated Affiliates

We apply the equity method of accounting for investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions, operational decision-making authority, and material intercompany transactions. Under this method of accounting, our proportionate share of the net income (loss) resulting from these investments is reported in “Other income and expenses” in the consolidated statements of operations since the activities of the investees are closely aligned with, and a critical part of, our operations. The carrying value of our equity method investments is reported as “Equity od investment in related party” in our consolidated balance sheets.

For all equity method investments, we record our share of an investee’s income or loss on a one quarter lag. We evaluate material events occurring during the quarter lag to determine whether the effects of such events should be disclosed in our financial statements. We classify distributions received from equity method investments using the cumulative earnings approach on our consolidated statements of cash flows. A change in our proportionate share of an investee’s equity resulting from issuance of common shares or in-substance common shares by the investee to third parties is recorded as a gain or loss in our consolidated statements of operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 323, “Investments-Equity Method and Joint Ventures” (Subtopic 10-40-1).

We assess investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. If the decline in value is considered to be other than temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. We did not record any such impairment charges for any periods presented.

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

Revenue Concentration

Sales to two of the Company’s customers made up approximately 35% and  28%, respectively, of our revenues for the three months ended September 30, 2023, and sales to one of the Company’s customers made up approximately 82% of our revenues for the three months ended September 30, 2022. Sales to three of the Company’s customers made up approximately 23%, 19% and 17%, respectively, of our revenues for the nine months ended September 30, 2023, and sales to one of the Company’s customers made up approximately 81% of our revenues for the nine months ended September 30, 2022. The balance receivable from three customers on September 30, 2023, and December 31, 2022 represents approximately 72%, 46% and 22%, respectively, of the total accounts receivable balance of $544,344 and $469,730. as of that date. As a result of a legal dispute between a major customer and a third party during 2022, we experienced a significant reduction in our projected revenues and cash flow during the first half of the current fiscal year.

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

For the nine months ended September 30, 2023, and 2022, the following outstanding dilutive securities were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2023	2022
	(Shares)	(Shares)
Warrants	838,100	-
Promissory notes convertible to shares*	5,572,000	125,000
TOTAL	6,410,100	125,000

•	A note for $3,200,000 is limited to a maximum issuance of 5,572,000 per the terms of the note. See note 1 above.

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

The Company measures its non-controlling interests using the percentage of ownership interest in the net assets and the current operating income / (loss) held by the respective NCI’s during the accounting period.

NOTE 3 - ACCOUNTS RECEIVABLE

As of September 30, 2023, and December 31, 2022, accounts receivable consisted of the following:

	September 30,	December 31,
	2023	2022

Accounts receivable	$670,321	$478,680
Accounts receivable - related parties	-	5,100
Allowance for doubtful accounts	(115,977)	(247,410)
Total accounts receivable	$554,344	$236,370

The Company recorded a reserve of approximately 90% against the entire balance of accounts receivable and loans due from related parties as of September 30, 2023. See Note 11 for additional information on related party transactions related to receivables.

NOTE 4 – INVENTORY

As of September 30, 2023, and December 31, 2022, inventory, which consists primarily of the Company’s raw materials, finished products and packaging is stated at the following amounts:

	September 30,	December 31,
	2023	2022

Finished goods	$564,778	$109,879
Raw materials and labor (Net of obsolescence allowance)	344,972	535,253
Total inventory at cost less obsolescence allowance	$909,750	$645,132

The Company identified a potential for obsolescence in particular raw materials and provided an allowance for this risk in full in the year ended December 31, 2020. As of September 30, 2023, and December 31, 2022, and 2021, respectively, this allowance remains unchanged. This obsolescence allowance is continually re-evaluated and adjusted as necessary.

NOTE 5 - PROPERTY AND EQUIPMENT

As of September 30, 2023, and December 31, 2022, property and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
Production equipment	$5,724,422	$3,837,236
Leasehold improvements	12,431	12,431
Kiosks	3,631,279	3,631,279
	9,368,132	7,480,946
Accumulated depreciation	(374,529)	(260,381)
Total property and equipment	$8,993,603	$7,220,565

Depreciation expense was $52,959 and $114,146 for the three and nine months ended September 30, 2023, respectively, and $37,617 and $68,388 for the three and nine months ended September 30, 2022, respectively.

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

Base monthly rent commenced at $10,000 per month, with subsequent defined annual increases. All operating expenses are borne by the lessee. Amounts payable to the related party for rent as of September 30, 2023, and December 31, 2022, were $0 and $5,163 respectively. On September 30, 2023, and December 31, 2022, the amounts of $119,756 and $25,000 respectively, of prepaid rent were included in the deposits and prepayments account.

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

The following are the expected lease payments as of September 30, 2023, including the total amount of imputed interest/present value discount.

Year Ending December 31	Operating Leases
2023	$32,779
2024	135,049
2025	139,100
Total lease payments	306,928
Less: Imputed interest/present value discount	(21,426)
Total	$285,502

Rent expenses, on the straight-line basis, were $32,340 and $97,020 during the three and nine months ended September 30, 2023, respectively, and $32,340 and $97,020 during the three and nine months ended September 30, 2022, respectively.

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

On January 6, 2022, the first payment of $50,000 was made to the lender. The Company was granted forbearance with respect to further loan payments until the Company’s planned initial public offering (“IPO”) was funded. On September 6, 2022, the Company executed a settlement agreement and mutual release with the lender providing for the full repayment of the outstanding loan balance of $1,450,000 with a cash payment of $250,000 and the issuance of 266,667 restricted shares of Hempacco common stock. As of September 30, 2023, and December 31, 2022, the principal balance of the loan was $0.

NOTE 8 - CONVERTIBLE NOTES

During May and September 2021, the Company entered into financing arrangements to provide working capital. The Company received proceeds of $175,000 from three private investors. The promissory notes carried interest at the rate of between 8% and 12% and matured between May 4, 2022, and October 23, 2022.

The notes automatically converted at 75% of the 30-day average bid price of the obligor common stock (or the public company common stock as the case may be), with the exception of the $50,000 Taverna 12% Note, which converted at the lower of $1.00 per share or the current market price of Hempacco stock. The notes could not be converted prior to maturity. The Taverna note matured on May 4, 2022, and was converted, along with accrued interest, into 56,592 shares of Hempacco common stock on September 7, 2022.

The notes payable to Miguel Cambero for $100,000 and Ernie Sparks for $25,000 originally matured on October 23, 2022. Both notes were extended through April 30, 2023. On or about May 16, 2023, Ernest Sparks’ note and accrued interest of $4,032 were converted into 62,223 shares of the Company’s common stock. The conversion terms of the promissory note, called for conversion of the principal and accrued interest $29,033 into common shares of Hempacco at a 25% discount to the weighted average closing price for the 30-days prior to the conversion date, which calculation produced a conversion rate of $0.4665. The additional interest expense due to the discounted conversion rate was $6,434.

The Company’s note payable to Miguel Cambero, including accrued interest, was converted into 332,398 shares of   common stock on August 9, 2023.The conversion terms of the promissory note date May 6, 2021, called for conversion of the principal and accrued interest $117,907 into common shares of Hempacco at a 25% discount to the weighted average closing price for the 30-days prior to the conversion date, which calculation produced a conversion rate of $0.3547. The additional interest expense due to the discounted conversion rate was $15,052.

On or about March 18, 2022, the Company issued a promissory note to a related party, Jerry Halamuda for $50,000. The note carries an interest rate of 8% and the initial maturity date was September 18, 2022. The note is secured by 50,000 common shares of the Company. On September 18, 2022, the Company and the investor signed Amendment No. 1 to the promissory note extending the maturity date to March 18, 2023. Subsequently, additional amendments were executed which extended the maturity date to June 18, 2023, and then to September 18, 2023. The $50,000 principal balance of the note was repaid on August 1, 2023. Accrued interest will be repaid in cash at a later date.

NOTE 9 - WARRANTS

As of September 30, 2023, the following warrants are outstanding:

Talent Warrants (see Note 1)	450,000
Talent Designee Warrants (see Note 1)	50,000
Compensation Warrants	500,000
Representatives’ Warrants (see Note 1)	338,100
838,100

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

On January 25, 2023, the Company issued fully vested warrants to purchase 500,000 shares of the Company’s common stock to non-employees as compensation for services (“Compensation Warrants”). The Compensation Warrants have an exercise price of $1.00 and a contractual life of 5 years. As of September 30, 2023, total compensation costs related to the common stock warrants not yet recognized amounted to approximately $324,525. The amounts were recorded as prepaid compensation, for which there is a current and noncurrent portion that is amortized over the life of the contract. As of September 30, 2023, the current portion of $74,891 is included in prepaid expenses and other current assets on the balance sheet and the noncurrent portion of $249,634 is included in other assets. During the nine months ended September 30, 2023, $49,928 was amortized to sales and marketing expense.

The Black-Scholes model uses the following variables to calculate the value of an option or warrant for the nine months ended September 30, 2023, and the twelve months ended December 31, 2022:

	September30,	December 31,
Description	2023	2022
a) Price of the Issuer’s Security	$ 0.75-$1.25	$ 1.00 - $7.00
b) Exercise (strike) price of Security	$1.00	$ 0.75 - $1.50
c) Time to Maturity in years	5 years	3 to 5 years
d) Annual Risk-Free Rate	5-year T-Bill	2-year T-Bill
e) Annualized Volatility (Beta)	90% - 100%	59% - 100%

NOTE 10 - OTHER LOANS PAYABLE

On June 15, 2020, Hempacco entered into a loan agreement with a third party whereby the Company received $85,000. The terms of the loan were for one year, with 0% interest. On January 15, 2021, the lender further advanced $83,328 on the same terms. In December 2021, a letter agreement and loan extension were signed by the lender in which it was confirmed that the new maturity date of the loan would be August 15, 2023. The maturity date was subsequently extended to August 15, 2024. As of September 30, 2023, and December 31, 2022, the balance outstanding was $136,173 and $142,770, respectively.

In July 2021, the Company secured a line of credit facility with First Citizens Bank in the amount of $100,000. The line of credit bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time and matured in July 2023. On July 1, 2023, the facility was renewed for an additional 12 months and will be reviewed by the bank for potential renewal on June 30, 2024. The line of credit is guaranteed by the CEO of the Company. As of September 30, 2023, and December 31, 2022, $100,000 and $0, respectively, were owed on the line of credit. On September 30, 2023, the interest rate on the facility was 9.25%.

NOTE 11 - RELATED PARTY TRANSACTIONS

As of September 30, 2023, and December 31, 2022, the Company owed Primus $0 and $5,163 respectively, for rent and storage fees. As of September 30, 2023, and December 31, 2022, Primus had been paid $342,638 and $25,000 respectively, in advance, for rent and storage fees. During the nine months ended September 30, 2023, and 2022, the Company expensed $222,883 and $206,821, respectively, for services provided by Primus.  The Company’s CEO owns 90% of Primus.

As of September 1, 2022, the salaries of the CEO and the CMO, as defined in their respective employment agreements, were paid through the Company’s payroll service. These payments replace the prior independent contractor payments received by their entities, Strategic Global Partners, Inc. and Cube 17, Inc., respectively. Although employment contracts were dated from January 2022, salaries were paid with effect from September 1, 2022. During the three and nine months ended September 30, 2023, the Company incurred expenses of $60,000 and $180,000, respectively, related to salaries for the CEO and CMO. During the three and nine months ended September 30, 2022, the Company incurred expenses of $40,000 and $160,000, respectively, related to consulting fees for the CEO and CMO.  The Company does not believe there is substantial risk that employer taxes with penalties and interest may be due related to payments made to the CEO and CMO as consultants.

As of September 30, 2023, and December 31, 2022, the Company was owed $0 and $0, respectively, and owed $0, and $0, respectively, by and, to UST Mexico, Inc / US Tobacco de Mexico. (“UST Mexico”) under a mutual line of credit agreement.

The Company sells hemp products to UST Mexico and provides manufacturing consulting services. The value of goods and services provided to UST Mexico, which are recorded as revenue, was $8,800 and $15,359, respectively, for the three and nine months ended September 30, 2023, and $16,840 and $31,840 for the three and nine months ended September 30, 2022. UST Mexico is a manufacturer of tobacco cigarettes in Mexico and provides consulting services and parts for the Company’s equipment. The value of goods and services provided by UST Mexico was $190,807 and $428,753, respectively, for the three and nine months ended September 30, 2023, and $57,181 and $147,184, respectively, for the three and nine months ended September 30, 2022. As of September 30, 2023, the Company prepaid expenses of $616,000 for products and services related to Hempacco Paper Company that are covered by open purchase orders. Subsequent to September 30, 2023, the Company advanced $66,000 to UST Mexico and received $62,600 from UST Mexico.

As of September 30, 2023, UST Mexico owned 947,200,000 shares of common stock of Green Globe International, Inc. UST Mexico is a related party by virtue of the CEO’s 25% interest in UST Mexico.

On or about March 1, 2022, the Company entered into a mutual line of credit agreement with its parent company, Green Globe International, Inc. (“GGII”). The purpose of the credit agreement is to facilitate short-term borrowing needs on an interest-free basis, with advances being subject to repayment within 90 days with a maximum of $500,000 allowed to be outstanding within any 90-day period. On December 1, 2022, the maximum amount was increased to $1,500,000 and on September 30, 2023, the maximum loan amount was increased to $1,800,000.

As of September 30, 2023 and December 31, 2022, the balance owed to the Company by GGII was $1,684,053 and $692,119 respectively. The Company recorded a reserve of $1,684,053 against this balance as of September 30, 2023. Subsequent to September 30, 2023, the Company made additional loans of $96,400 to GGII.

During 2023 and 2022, the Company made short term cash advances directly to Green Star Labs, Inc., a subsidiary joint venture of the Company’s parent, Green Globe International, Inc. On July 10, 2023, the Company acquired a 50% equity interest in Green Star Labs, Inc. As of September 30, 2023, and December 31, 2022, the balance owed by Green Star Labs, Inc. to the Company was $1,232,009 and $605,994, respectively. The Company concluded that collection of a portion of the loan balance may not be recoverable and therefore a partial impairment allowance of $945,835 was created as of September 30, 2023.

During the nine-month period ended September 30, 2023, the Company made payments of approximately $0 (net of repayments) as pre-payment against purchase orders for new products primarily related to the Alfalfa Holdings LLC joint venture (“Snoop Dogg”). During the nine months ended September 30, 2023, the Company received approximately $409,342 in inventory from Green Star Labs, Inc. In the three months ended September 30, 2023, Green Star Labs shipped $416,551 of product to the Company as a form of repayment of the related party loans. Subsequent to September 30, 2023, the Company made additional loans of $230,500 to Green Star Labs, Inc. The value of all shipments of product by GSL to Hempacco will first be credited against the loans payable to Hempacco.

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

On or around February 5, 2023, the Company issued 15,000 shares to Dr. Fischer and Partner GmbH/ Ruediger Beuttenmueller for IR consulting services in Europe pursuant to a consulting contract effective December 1, 2022, and terminating on February 20, 2023.

On February 14, 2023, the Company sold 4,830,000 shares of Hempacco common stock at $1.50 per share to its underwriters in the Company’s second public offering, and to Boustead Securities, LLC (“Boustead”) and EF Hutton pursuant to the underwriting agreement, in connection with the offering (the “Underwriting Agreement”). After deducting the underwriting commission and expenses, the Company received net proceeds of $6,610,400. Further details can be found in Note 1 above.

On May 16, 2023, 62,223 shares of the Company’s common stock were issued to Ernest Sparks for conversion of his promissory note and accrued interest (see Note 8 above).

On August 9, 2023, 332,398 shares of the Company’s common stock were issued to Miguel Cambero for conversion of his promissory note and accrued interest (see Note 8 above).

On or around September 26, 2023, the Company issued 250,000 shares to FMW MediaWorks for services pursuant to an additional consulting contract dated February 2, 2023.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these financial statements.

On or around October 18, 2023, the Company executed a one-year Promissory Note, a Share Purchase Agreement and other supporting legal documents in connection with a series of Securities Purchase Agreements with First Fire Global Opportunities Fund, LLC.

The aggregate amount of these agreements is $3,000,000 (the Commitment), with the first Promissory Note having a principal amount of $277,778 and a purchase amount of $250,000. Each Note will carry an interest rate of 10% per year in addition to the 10% Original Issuer Discount (“OID”). The Company received net proceeds of $220,000 after deduction of the 10% OID, brokers commission of $20,000 and Investor’s legal expenses of $10,000.

The Note Holder is restricted from holding more than 4.99% of the Company’s outstanding common shares at any time.

The Investor received additional compensation comprised of i) the issue of common shares (the commitment shares) amounting to 10% of each Promissory Note amount, and 2) 120,370 warrants to purchase common shares at $1.50 per share during a period of five years from the date of the Promissory Note.

The Note Holder has the option to convert all or a part of the outstanding debt into common stock at a fixed conversion rate of $1.50 provided that the loan is not in default.

On October 18, 2023, the Company issued 27,777 common shares to the Note Holder in accordance with the Share Purchase agreement together with 120,370 five year warrants. This warrant number is derived from the percentage that 1,300,000 warrants bear to a total purchase commitment of $3,000,000.

On October 19, 2023, a Note and other ancillary documents were signed in connection with a second tranche of funding under the First Fire umbrella commitment. The Promissory Note Holder is Mast Hill Fund, LLC. The gross amount of the Promissory Note is $835,000 and the purchase amount, after deducting the OID is $751,500. The Company received net proceeds of $686,760 after deduction of the brokers commission of $57,240 and Investor’s legal expenses of $7,500.The Investor received additional compensation comprised of i) the issue of common shares (the commitment shares) amounting to 10% of each Promissory Note amount, and 360,805 warrants to purchase common shares at $1.50 per share during a period of five years from the date of the Promissory Note.

On October 19, 2023, the Company issued 83,497 common shares to the Note Holder in accordance with the Share Purchase agreement together with 361,832 5-year warrants.

Both of the above referenced Promissory Notes call for monthly payments of principal and interest in the aggregate of $185,478 commencing on February 18/19, 2024.

On November 6, 2023, the Company signed two agreements with Aspire North America, LLC, (“Aspire”) as follows:

a)	Manufacturing & Supply Agreement (“MSA”)

b)	Exclusive Distribution Agreement (“EDA”)

Aspire is a leading Los Angeles based, developer, manufacturer and marketer of cannabis vaporizer hardware.

The MSA provides for the Company, as a client of Aspire, to manufacture at Client’s Facility finished consumer vaporization goods using the products, filling Machines, their respective patents and other IP Rights embodied therein, and to fill with Client’s Finished Oils (collectively, “Finished Goods”); and (b) sell and distribute the Client Products as part of Client’s Finished Goods throughout the Territory (collectively, "Limited Distribution License").

The EDA provides for the Company, in the role of “Supplier” to award a worldwide “Master Distributor” agreement back to Ispire for all the supplier’s celebrity and influencer products produced by the Company. Ispire agrees not to sell nicotine-based products in North America.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. For example, statements in this Annual Report regarding our plans, strategy and focus areas are forward-looking statements. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking 1supply chain disruption), the ongoing war in Ukraine and its impact on the global economy, our history of losses since inception, our dependence on a limited number of customers for a significant portion of our revenue, the demand for hemp smokables products, our dependence on key members of our management and development team, and our ability to generate and/or obtain adequate capital to fund future operations. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” in our other publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report on Form 10-Q. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

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

We have conducted research and development in the smokables space and are engaged in the manufacturing and sale of smokable hemp and herb products, including The Real Stuff™ Hemp Smokables. Our operational segments include private label manufacturing and sales, intellectual property licensing, and the development and sales of inhouse brands using patented counter displays. Our private label customers include well-known and established companies in the cannabis and tobacco-alternatives industries, and we currently own approximately 580 kiosk vending machines which we plan to refurbish and use to distribute our products in a wider fashion under our HempBox Vending brand.

Our hemp cigarette production facility, located in San Diego, California, has the capacity to produce up to 30 million cigarettes monthly. From our facility, we can small-to-large quantities of product—from single displays of product to targeted retail locations to truckloads of product to private label customers—with in-house processing, packing, and shipping capabilities.

On July 10, 2023, the Company signed a Purchase Agreement and an accompanying Assignment Agreement with Viva Veritas LLC (“Veritas”) (successor to Curated Nutra) whereby Veritas agreed to assign its 50% interest in Green Star labs, Inc. to Hempacco together with additional equipment lines related to bottling and gummy production.

The total purchase price to be paid by the Company is $3,500,000. The preliminary purchase price has been allocated as to $1,776,000 for the interest in Green Star Labs, and $1,724,000 for the equipment. $3,200,000 of the $3,500,000 total purchase price was paid by the Company’s issuance of a convertible promissory note to the seller, which became effective on July 10, 2023. As noted previously (see Note 1), Hempacco had already paid the sum of $300,000 to Curated Nutra for the purchase of additional equipment, which represented the cash portion of the total $3,500,000 purchase price and was credited against the total purchase price by the seller, such that the total $3,500,000 purchase price was deemed paid after issuance of the $3,200,000 promissory note to the seller.

The note carries a conversion price of 95.238% of the average closing price of the Company’s common stock during the three days immediately preceding the conversion.

This acquisition will further our plans to increase our product line to include a full range of nutraceutical products which will be produced at the 50,000-sf certified GMP facility that Green Star Labs, Inc. occupies in San Diego.

Green Star Labs, Inc. is managed by, and co-owned by our parent company, Green Globe International, Inc.

In the coming months the Company, in collaboration with its joint venture partner Snoop Dogg will manufacture and distribute many new product lines containing hemp derived CBD, starting with the “Dogg lbs” brand of gummies.

On November 6, 2023, the Company signed two agreements with Ispire North America, LLC whereby the Company, under license, will manufacture and distribute vaporizer products under the celebrity brands the Company controls through its various joint ventures. See Note 13 of the  financial statements for more detailed information on this new product line.

Results of Operations

For the Three and Nine Months Ended September 30, 2023, compared to the Three and Nine Months Ended September 30, 2022

Revenue

For the three and nine months ended September 30, 2023, and 2022, revenues were as follows:

	Three Months Ended September 30,		Change
	2023	2022	$	%
Revenues
Product sales	$1,305,254	$561,818	$743,436	132%
Product sales, related parties	11,709	16,940	(5,231)	(31)%
Manufacturing service revenue	9,049	6,653	2,396	36%
Kiosk revenue	-	6,824	(6,824)	(100)%
Total Revenues	$1,326,012	$592,235	$733,777	124%

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Revenues
Product sales	$1,950,460	$3,373,380	$(1,422,920)	(42)%
Product sales, related parties	32,028	22,940	9,088	40%
Manufacturing service revenue	22,487	33,248	(10,761)	(32)%
Kiosk revenue	-	8,890	(8,890)	(100)%
Total Revenues	$2,004,975	$3,438,458	$(1,433,483)	(42)%

The decrease in revenues during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was a result of a temporary decline in orders from one of our largest customers due to a legal dispute, as well as the passing of AB 45 by the State of California, which banned the sale of smokable hemp products in California until such time as the legislature decided on a tax policy with regard to these products.

However, the increase in revenues of 124% for the three months ended September 30, 2023, as compared to September 30, 2022, was primarily a result of our first shipments of CBD gummies under the “Dogg lbs” brand, a product of our joint venture with Snoop Dogg as well as increasing sales by Hempacco Paper Co., Inc.

Cost of Goods Sold

For the three and nine months ended September 30, 2023, and 2022, cost of goods sold were as follows:

	Three Months Ended September 30,		Change
	2023	2022	$	%
Cost of Goods Sold
Cost of goods sold	$1,349,631	$598,627	$751,004	125%
Cost of goods sold related parties	414,374	-	414,374	-%
Total Cost of Goods Sold	$1,764,005	$598,627	$1,165,378	195%

	Nine months Ended September 30,		Change
	2023	2022	$	%
Cost of Goods Sold
Cost of goods sold	$2,227,521	$2,795,661	$(568,140)	(20)%
Cost of goods sold related parties	490,260	-	490,260	-%
Total Cost of Goods Sold	$2,717,781	$2,795,661	$(77,880)	(3)%

The increase in relative total cost of goods sold in the three months ended September 30, 2023, is primarily due to increased production overhead expenses associated with set-up of new product production lines, compared to the same period in 2022.

The decrease in relative total cost of goods sold in the nine months ended September 30, 2023, is primarily due to decreasing sales and production in the nine months ended September 30, 2023, as compared to the same period in 2022.

Operating Expenses

For the three and nine months ended September 30, 2023, and 2022, operating expenses were as follows:

	Three Months Ended September 30,		Change
	2023	2022	$	%

Operating Expenses
General and administrative	$1,037,790	$791,562	$246,228	31%
General and administrative, related parties	135,454	45,000	90,454	201%
Sales and marketing	306,505	200,976	105,529	52%
Sales and marketing, related parties	29,794	-	29,794	-%
Expensing of related party advances and loans	166.267	-	166,267	-%
Total Operating Expenses	$1,675,810	$1,037,538	$638,272	61%

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Operating Expenses
General and administrative	$2,770,482	$1,758,561	$1,011,921	57%
General and administrative, related parties	403,963	195,000	208,963	107%
Sales and marketing	668,227	685,086	(16,859)	(2)%
Sales and marketing, related parties	79,881	-	79,881	-%
Expensing of related party advances and loans	1,487,042	-	1,487,042	-%
Total Operating Expenses	$5,409,595	$2,638,647	$2,770,948	105%

The increase in general and administrative expenses during the three and nine months ended September 30, 2023, compared to the same periods in 2022 was mainly due to accounting, legal and insurance costs related to Nasdaq/SEC compliance expenses plus additional staffing for improvement of internal systems and controls.

During the three and nine months ended September 30, 2023, related party general and administrative expenses consisted of senior management consulting fees, write offs of related party receivables and rent payable on our premises leased in San Diego, California. During the three and nine months ended September 30, 2022, related party general and administrative expenses consisted of related party fees and rent. The landlord, Primus Logistics, is 90%-owned by Sandro Piancone, the Company’s CEO.

The Company’s sales and marketing expenses decreased during the nine months ended September 30, 2023, compared to sales and marketing expenses during the nine months ended September 30, 2022, due to scaling back our expansion efforts in the current year compared to the same period of the prior year. Sales and Marketing expenses increased during the three months ended September 30, 2023, due to the promotional activities related to new joint venture product launches and trade shows.

Related party sales and marketing expenses for the three and nine months ended September 30, 2023, include costs of services provided by the CMO.

During the three months and nine months ended September 30, 2023, the Company recorded an allowance for the potential non-payment of certain inter-company receivables in the amount of $166,267 and $1,487,042, compared to an allowance of $0 and $0, respectively, during the three and nine months ended September 30, 2022.

Net Loss

The Company had net losses of $2,261,508 and $6,251,412, respectively, during the three and nine months ended September 30, 2023, compared to net losses of $1,049,473 and $2,024,039, respectively, during the three and nine months ended September 30, 2022. The increase in net loss for the three months ended September 30, 2023, was due primarily to increases in operations of the Company that resulted in additional overhead expenses. The increase in net loss for the nine months ended September 30, 2023, was due primarily to significant additional one-off expenses incurred in connection with the provision for impairment of inter-company loans receivable.

Liquidity and Capital Resources

The table below, for the periods indicated, provides selected cash flow information:
	Nine months Ended September 30, 2023	Nine months Ended September 30, 2022

Net cash used in operating activities	$(4,972,225)	$(3,217,684)
Net cash provided by (used in) investing activities	(163,184)	(282,007)
Net cash provided by financing activities	4,604,154	5,539,908
Net change in cash	$(531,255)	$2,040,217

Cash Flows from Operating Activities

We had cash used in operating activities of $4,972,225 in the nine months ended September 30, 2023, as compared to cash used in operating activities of $3,217,684 during the nine months ended September 30, 2022. The increase in cash used in operating activities of $1,754,541 for the nine months ended September 30, 2023, is primarily attributable to the increase in net operating loss of $2,688,705 (after deduction of reserve for related party loans of $1,493,935) as well as increases attributable to prepaid expenses and inventory.

Cash Flows from Investing Activities

We had cash used in investing activities of $163,184 for the nine months ended September 30, 2023, as compared to cash used in investing activities of $282,007 for the nine months ended September 30, 2022. The increase of $1,605,177 was primarily due to the purchase of plant and equipment of $163,184 during the nine months ended September 30, 2023.

Cash Flows from Financing Activities

We had cash provided by financing activities of $4,604,154 in the nine months ended September 30, 2023, as compared to cash provided by financing activities of $5,539,908 in the comparative period in 2022, with this net decrease of $935,754 was primarily due to an increase of $777,000 from the sale of common stock, offset by a $300,000 acquisition investment in Green Star Labs, Inc., a net outflow of $50,000 from a shoirt-term promissory note, and loans to related parties of $1,750,649 and zero payments of equipment loans compared to $300,000 in the nine months ended September 30, 2022.

We anticipate that our cash needs for the next twelve months for working capital and capital expenditures will be approximately $3,000,000. As of September 30, 2023, we had $17,076 in cash, and we believe that our current cash and cash flow from operations will not be sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures. We will likely also require additional cash resources due to possible changed business conditions or other future developments. We plan to seek to sell additional equity securities to generate additional cash to continue operations. We may also sell debt securities to generate additional cash. The sale of equity securities, or of debt securities that are convertible into our equity, could result in additional dilution to our shareholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

At the time of this writing, the Company had reached an agreement with a consortium of Convertible Promissory Note lenders to provide a commitment to purchase up to $3,000,000 of the Company’s common shares. Advances will be made in tranches, each subject to a Securities Purchase Agreement (“SPA”). To date the Company has signed promissory Notes in the aggregate amount of $1,112,778 and received net proceeds of $906,760 after deduction of Original Issuer Discount and legal expenses. Full details of the terms of this financing can be found in Note 13 of the Financial Statements above.

The Securities Purchase Agreements also (i) require the Company to satisfy the shareholder approval requirements of Nasdaq Listing Rule 5635, which currently would prohibit the issuance of more than 5,782,332 shares of Company common stock (the “Exchange Cap”) until shareholder approval has been received to issue shares in excess of the Exchange Cap under the Financing Transactions and such approval has become effective pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended, and (iii) require the Company to file a preliminary information statement on Schedule 14C in connection with the issuance of shares in excess of Exchange Cap under the Financing Transactions with the U.S. Securities and Exchange Commission (the “SEC”) within 10 calendar days of closing, and file a definitive information statement as soon as permissible but no later than December 1, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company has not yet, despite on-going improvement programs, achieved the level of operational effectiveness such that controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures would include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not yet sufficiently effective in providing reasonable assurance of compliance.

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

Management is committed to remedying this problem through a continuous process of systems and procedures analysis, together with an on-going evaluation of the training, skills and knowledge of accounting staff to ensure that the staff member is fully qualified to handle the assigned tasks.  In addition, each team member will be made aware of the importance of their role in ensuring that the systems and procedures achieve the desired effect and how any errors or omissions affect the whole accounting period closing and the preparation of GAAP financial statements in accordance with the SEC rules and regulations.

During the nine-month period ended September 30, 2023, the Company hired additional accounting personnel, and designed and maintained a manual of policies and procedures with a view to ensuring proper procedures were executed and that transactions were regularly reviewed by management. During the audit process it became apparent that there are still inherent weaknesses in our systems and procedures. Special attention will be given to improving these areas prior to the closing of our fiscal year end.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of September 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations except as set forth below.

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

On or about August 31, 2023, our defense counsel received a decision from the court in response to our motion to dismiss. The court’s decision is summarized below:

•	All defendants, except Sandro Piancone and Jorge Olson, have been dismissed without prejudice due to a lack of personal jurisdiction.
•

Personal jurisdiction exists over Sandro Piancone and Jorge Olson because they are "closely related" to Vidbox Mexico, and thus, subject to the New York forum selection clause included in the Securities Purchase Agreements (Sandro signed the agreement on behalf of Vidbox Mexico and Jorge is purportedly a controlling officer).

•

Despite the lack of personal jurisdiction over all defendants, except Sandro and Jorge, the Court has directed the parties to conduct jurisdictional discovery and then will allow Plaintiffs to amend the complaint for purposes of asserting jurisdiction over all defendants; and

The Court did not rule on the substantive merits of Plaintiffs' claims despite our request that it do so and dismiss them based on various deficiencies (likely because of its finding that jurisdiction was lacking on 7 of the 9 defendants and its directive regarding jurisdictional discovery).

A conference call with the Court and the Plaintiff was held on October 16, 2023, for the purposes of deciding how to proceed with the pending jurisdictional issues, the Court agreed to give the parties 2 weeks to continue discussions. A joint letter is now due on October 31, 2023, wherein the parties will either inform the court that an agreement of some type has been reached, (i.e., plaintiffs drop certain defendants/Hempacco and MFOF consent to jurisdiction) or will provide the Court with a proposed schedule on jurisdictional discovery.

On or about September 15, 2023, the Company accepted service in a suit filed in the Superior Court of the State of California by the People of the State of California (by and through Rob Bonta, Attorney General), alleging that the Defendant, (together with eight other co-defendants) did knowingly sell inhalable hemp products in California contrary to Assembly Bill 45. The suit also alleges that Defendants failed to warn their customers of the risks involved by the inhalation of the highly toxic chemicals that are present in all commercial hemp products, contrary to Proposition 65 that requires all such products to carry prop 65 warnings on the packaging.

The Plaintiff is asking the court for civil penalties of $2,500 against Defendants for each violation and to award Plaintiff the cost of its suit, and to grant such other and further relief as the court deems just and proper.

The Company recognizes that two transactions with on-line suppliers could have occurred subsequent to the AB 45 ban, however, for all intents and purposes the company ceased its distribution and sale of hemp smokable products as soon as was practical after AB 45 was enacted.

The Company also prints Proposition 65 warnings on all of its products that might be considered to contain (in the opinion of the State of California) “highly toxic chemicals”.

The Company feels that this matter could have been handled through the normal administrative process that applies to any business found to be committing acts or business practices that are contrary to the rules and regulations of the governing authority.

To use a lawsuit for this purpose was highly unnecessary and without merit. The Company expects to be able to negotiate a settlement of the matter without imposing on the valuable time of the Superior Court.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2023, the Company did not issue any unregistered equity securities except as set forth below.

On or about May 16, 2023, the Company issued 62,223 shares of its common stock to Ernest Sparks upon conversion of a convertible note and accrued interest.

On or about May 16, 2023, the Company issued 332,398 shares of its common stock to Miguel Cambero upon conversion of a convertible note and accrued interest.

On or around September 26, 2023, the Company issued 250,000 shares to FMW MediaWorks for services pursuant to a consulting contract dated February 2, 2023.

On or around February 5, 2023, the Company issued 15,000 shares to Dr. Fischer and Partner GmbH/ Ruediger Beuttenmueller for IR consulting services in Europe pursuant to a consulting contract effective December 1, 2022, and terminating on February 20, 2023.

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

34

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

HEMPACCO CO., INC. (Registrant)

Date: November 20, 2023	By:	/s/ Sandro Piancone
Sandro Piancone
Chief Executive Officer
Date: November 20, 2023	By:	/s/ Neville Pearson
Neville Pearson

