Form 10-K
period 2023-12-31
Hempacco Co., Inc.
filed 2024-08-09
CIK 1892480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐     No ☒

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.8 million based on the closing sale price as reported on the NASDAQ National Market System. As of July 31, 2024, there were 4,332,006 shares of common stock outstanding.

HEMPACCO CO., INC.

2023 ANNUAL REPORT ON FORM 10-K

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto for the years ended December 31, 2023, and 2022.included in Item 8 of this Annual Report on Form 10-K.

Hempacco Co., Inc., collectively with its subsidiaries, is referred to in this Form 10-K as “Hempacco”, “HPCO”, “we”, “us”, “our”, “registrant”, or “Company”.

Overview

We are focused on Disrupting Tobacco™ by manufacturing and selling nicotine-free and tobacco-free alternatives to traditional cigarettes. We utilize a proprietary, patented spraying technology for terpene infusion and patent-pending flavored filter infusion technology to manufacture hemp and herb-based smokable alternatives. We also offer nutritional supplement and beauty product manufacturing services through our recently acquired subsidiary, Green Star Labs, Inc.

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

Our hemp cigarette production and manufacturing facility, located in San Diego, California, has the capacity to produce up to 10 million cigarettes monthly. From our facility, we can ship small-to-large quantities of product—from single displays of product to targeted retail locations to truckloads of product to private label customers—with in-house processing, packing, and shipping capabilities.

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

We have also entered into several joint ventures to launch multiple smokables brands: Hemp Hop Smokables, a joint venture with rapper Rick Ross and Rap Snack's CEO James Lindsay; a joint venture with StickIt Ltd., an Israeli corporation, to manufacture cannabinoid sticks for insertion into other cigarettes; a joint venture to launch Cheech & Chong-branded hemp smokables; Hempacco Paper Co., Inc., a joint venture with Sonora Paper Co., Inc. focused on rolling papers; Organipure, Inc., a joint venture with High Sierra Technologies, Inc. focused on hemp smokables; and HPDG, LLC, a joint venture to launch smokables products with Alfalfa Holdings, LLC.

We have launched a brand of flavored hemp rolling papers, we manufacture private label hemp rolling papers for third parties, and through our recently acquired subsidiary, Green Star Labs, Inc., we provide nutritional supplement and beauty product manufacturing services to customers as well. We are currently manufacturing hemp rolling papers for HBI International, one of the leading smoking paper producers in the world, and in the fall of 2021, we received an estimated value of potential purchase orders for the following twelve months amounting to approximately $9.2 million from HBI International's Skunk and Juicy brand to manufacture hemp rolling papers for it. Due to a number of business issues outside the control of the company, we have only supplied approximately $2m worth of orders to HBI in the calendar years 2022 and 2023.

Recent Developments

In December 2021, we sold 130,000 shares of common stock at $10.00 per share to 24 investors, and in April 2022, we sold 20,800 shares of common stock at $20.00 per share to 9 investors.

In July 2022, we launched sales of our Hemp Hop Smokables joint venture products, as well as our Cheech & Chong-branded joint venture products.

On or about June 10, 2022, we issued 5,659 shares of common stock to our lender, Mario Taverna, in conversion of $50,000 in principal and $6,592 of accrued interest due to Mr. Taverna under a convertible promissory note.

On July 15, 2022, we settled two vendor accounts payable balances totaling $100,000 by issuing 5,000 shares of common stock to the vendors.

On or about July 15, 2022, we acquired two cigarette equipment and machinery lines, as well as a suite of trademarks described below, from the seller, Nery’s Logistics, Inc., in consideration of the issuance of 200,000 shares of our common stock to the seller. The trademarks we acquired include multiple smokables product trademarks in Mexico for smokable brands including “Tijuana,” “Gladiator,” “Anchor,” “Black Cat,” and “Solitos.” The acquired equipment and trademarks will be used in connection with our hemp smokables products and will not be used for tobacco smokables products.

On August 29, 2022, we entered into an underwriting agreement with Boustead Securities, LLC (“Boustead”), in connection with the initial public offering of our common stock (the “IPO”), pursuant to which we (i) sold 100,000 shares of our common stock at a price to the public of $60.00 per share, (ii) issued Boustead 70,000 warrants to purchase shares of common stock, exercisable from September 1, 2022, through August 29, 2027, and initially exercisable at $9.00 per share (the “Boustead Warrants”), and (iii) granted Boustead an option for a period of 45 days to purchase up to an additional 150,000 shares of common stock.

On August 30, 2022, our common stock was listed and began trading on the Nasdaq Capital Market, and on September 1, 2022, the IPO closed. At the closing, we (i) issued 100,000 shares of common stock for total gross proceeds of $6,000,000, and (ii) issued Boustead the Boustead Warrants. After deducting underwriting commission and expenses, we received net proceeds of $5,468,812 from the IPO. On September 6, 2022, Boustead exercised the Boustead Warrants in full on a cashless basis, and on September 7, 2022, we issued 5,493 shares of common stock to Boustead for their warrant exercise.

On September 6, 2022, we entered into a settlement agreement with Titan General Agency Ltd. (“Titan”), our creditor equipment financier which was owed approximately $1,450,000 by us as of September 6, 2022 (the “Titan Debt”), pursuant to our prior purchase of cigarette manufacturing machinery and equipment, pursuant to which we agreed to pay Titan $250,000 in cash (the “Settlement Cash Payment”) and issue Titan 26,667 shares of our common stock (the “Settlement Shares”), in full satisfaction of the Titan Debt. On or about September 8, 2022, we made the Settlement Payment to Titan and issued Titan the Settlement Shares, extinguishing the Titan Debt.

On October 4, 2022, we issued North Equities USA Ltd. (“North”) 4,149 shares of Company common stock for six months of marketing services to be rendered by North to us, commencing on September 19, 2022, and including content management for our YouTube channel, establishment of a brand ambassador, and social media services.

On October 12, 2022, we entered a Broadcasting and Billboard Agreement with FMW Media Works LLC (“FMW”) of Hauppauge, New York, for a period of three months. FMW will produce an informative TV show which will discuss the Company and its business, and as compensation, FMW was issued 6,329 shares of Company common stock.

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

In January 2023, we entered into a joint venture agreement with Alfalfa Holdings, LLC (“Alfalfa”), a California limited liability company, to operate a joint venture entity in California, HPDG, LLC (the “Joint Venture”), which will market and sell hemp smokables products. Pursuant to the agreement, the Joint Venture will be owned 50% by each of us and Alfalfa, we are required to fund $10,000 to the Joint Venture, we are required to manufacture Joint Venture product and provide accounting, inventory management, staff training, and trade show and marketing services for the Joint Venture, and Alfalfa is required to provide online marketing and promotion, design and branding, and brand management and development services to the Joint Venture, as well as Snoop Dogg attendance and appearances at Joint Venture events subject to professional availability, and subject to a services agreement between Alfalfa, the Joint Venture, and Spanky’s Clothing, Inc., and Calvin Broadus, Jr. p/k/a “Snoop Dogg” (collectively “Talent”). Pursuant to that services agreement, the Joint Venture was required to cause us to issue (i) to Talent a fully vested warrant to acquire 45,000 shares of Company common stock at a strike price of $10.00 per share, and (ii) to Talent’s designee a fully vested warrant to acquire 5,000 shares of Company common stock at a strike price of $10.00 per share, and we issued those warrants to Talent and Talent’s designee as of January 30, 2023.

On February 9, 2023, we entered into an underwriting agreement with Boustead and EF Hutton, a division of Benchmark Investments, LLC (the “Representatives”) in connection with the public offering of additional shares of our common stock. The offering closed on February 11, 2023, and (i) we sold an aggregate of 483,000 shares of our common stock for total gross proceeds of $7,245,000, and (ii) we issued the Representatives 33,810 warrants to purchase shares of our common stock, exercisable from February 14, 2023, through February 10, 2028, and initially exercisable at $15.00 per share. After deducting underwriter commissions and offering expenses, the Company received net proceeds of $6,610,400 in the offering.

In collaboration with our joint-venture partner Alfalfa and its Talent, Snoop Dogg, we recently launched plans to manufacture and distribute several new product lines containing hemp derived CBD, starting with the “Dogg lbs” brand of CBD gummies. On or about June 26, 2024, we entered into a Product Supply Agreement with Sprouts Holdings, LLC (“Sprouts”), an affiliate of Alfalfa and Talent, which superseded the prior Joint Venture and services agreement with them, and pursuant to which we will manufacture and supply products to the affiliate, including the “Dogg lbs” brand of CBD gummies.

On November 6, 2023, we entered into agreements with Ispire North America, LLC, to, under license, manufacture and distribute vaporizer products under our joint venture celebrity brands.

On March 13, 2024, we effected a reverse stock split of the Company’s common stock in a ratio of 1 post-split share for 10 pre-split shares.

Recent Acquisitions

Effective July 24, 2023, we acquired from Viva Veritas LLC (“Veritas”) its 50% ownership interest in Green Star Labs, Inc., a Delaware corporation (“Green Star Labs”), together with additional equipment and inventory related to bottling and gummy production, for total consideration of $3,500,000, with $300,000 paid in cash (which was deemed previously paid by the Company), and $3,200,000 paid by the issuance of a convertible promissory note to the Seller (the “Veritas Note”).

The Veritas Note matures twelve months after issuance, and unpaid principal accrues interest at 10% per annum. The Veritas Note is convertible at the election of the holder into shares of Common Stock at any time six months following issuance at a conversion price equal to 95.238% multiplied by the average of the closing bid prices during the three trading days prior to conversion; provided, however, that the holder may not convert the Veritas Note into Common Stock to the extent that such conversion would result in the holder’s beneficial ownership of Common Stock being in excess of 4.99% of issued and outstanding Common Stock. Additionally, the Veritas Note contains a maximum issuance limitation such that the Veritas Note will no longer be convertible after we have issued an aggregate of 557,200 shares upon conversion of the Veritas Note.

The other 50% ownership interest in Green Star Labs was owned by our majority shareholder, Green Globe International, Inc., a Delaware corporation (“GGII”). Effective December 31, 2023, we acquired from GGII the remaining 50% ownership interest in Green Star Labs for a purchase price of $2,500,000, paid by the issuance of a $2,500,000 promissory note to GGII (the “GGII Note”), resulting in Green Star becoming a wholly owned subsidiary of the Company.

Recent Financings

Beginning on October 19, 2023, the Company entered into the first of several securities purchase agreements for the sale of, in the aggregate, (i) up to $3,000,000 in convertible promissory notes, (ii) warrants to purchase up to 130,000 shares of common stock, and (iii) up to 30,000 shares of common stock (the “2023 Financing Transactions”). Beginning on March 26, 2024, the Company entered into the first of several securities purchase agreements for the sale of, in the aggregate, (i) up to $1,226,000 in convertible promissory notes, and (ii) warrants to purchase up to 36,780 shares of common stock (the “2024 Financing Transactions”). These transactions consist of the following:

October 19th Financing Transaction

Effective October 19, 2023, we entered into a securities purchase agreement (the “FirstFire October 19th SPA”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”), pursuant to which we sold, and FirstFire purchased, (i) a convertible promissory note in the principal amount of $277,777.78 (the “FirstFire October 19th Note”), (ii) warrants to purchase 12,037 shares of Common Stock (the “FirstFire October 19th Warrants”), and (iii) 27,777 shares of Common Stock (the “FirstFire October 19th Shares”), for an aggregate purchase price of $250,000 (the “FirstFire October 19th Transaction”), and we also entered into a registration rights agreement with FirstFire (the “FirstFire October 19th RRA”). The FirstFire October 19th Transaction closed on October 19, 2023, and on such date pursuant to the FirstFire October 19th SPA, FirstFire’s legal expenses of $10,000 were paid from the gross purchase price, our broker-dealer in connection with the transaction was paid $20,000 from the gross purchase price, we received net funding of $220,000, and the FirstFire October 19th Note, FirstFire October 19th Warrants, and FirstFire October 19th Shares were issued to FirstFire.

The FirstFire October 19th Note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), is unsecured, and is required to be repaid $46,300/month for 6 months beginning February 18, 2024, with additional payments of $9,300/month due on August 18, 2024, and September 18, 2024, and all other amounts under the note due on October 18, 2024. The FirstFire October 19th Note is convertible into shares of Common Stock at the election of the holder at a conversion price equal to $15.00/share subject to adjustment as provided in the FirstFire October 19th Note (the “Conversion Price”).

The Conversion Price shall be adjusted if an Event of Default (as such term is defined in the FirstFire October 19th Note, and which includes any failure to pay monthly amortization payments as required by the FirstFire October 19th Note) has occurred, in which case the Conversion Price shall mean the lesser of (i) 75% of $15.00/share (which percentage shall be reduced by 10% for each 30 calendar day period that passes after the Event of Default, but shall not be reduced lower than 50%), or (ii) 90% of the lowest volume-weighted average price on any trading day (any day that shares of Common Stock are listed for trading or quotation on any exchange or trading market is listed or traded, or if the Common Stock is not listed or traded, any calendar day) during the 5 trading days prior to the conversion date (which percentage shall be reduced to 87.5% if the Company has failed to make a required monthly payment); provided, however, that the holder may not convert the FirstFire October 19th Note to the extent that such conversion would result in the holder’s beneficial ownership of Common Stock being in excess of 4.99% of the issued and outstanding Common Stock. In addition, if at any time while the convertible note remains outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our Common Stock or securities or rights convertible into or exercisable for shares of our Common Stock, at a price below the then-applicable conversion price of the convertible note, the holder of the convertible note shall have the right to reduce the conversion price to such lower price. Finally, the holder is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion, provided that the gross conversion amount in that conversion is at least $25,000.

The FirstFire October 19th Warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $15.00, subject to customary anti-dilution adjustments. In addition, subject to certain limited exceptions, if at any time while the FirstFire October 19th Warrants remain outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our Common Stock or securities or rights convertible into or exercisable for shares of our Common Stock, at a price below the then-applicable exercise price of the FirstFire October 19th Warrants, the holder shall have the right to reduce the exercise price to such lower price. At any time when the market price (the highest traded price of our Common Stock during the 30 trading days prior to the exercise notice), is in excess of the exercise price, the holder of the FirstFire October 19th Warrants shall have the right to exercise the FirstFire October 19th Warrants by means of a “cashless exercise” in accordance with the formula provided in the FirstFire October 19th Warrants.

October 20th Financing Transaction

Effective October 20, 2023, we entered into a securities purchase agreement (the “Mast Hill October 20th SPA”) with Mast Hill Fund, L.P., a Delaware limited partnership (“Mast Hill”), pursuant to which we sold, and Mast Hill purchased, (i) a convertible promissory note in the principal amount of $835,000 (the “Mast Hill October 20th Note”), (ii) warrants to purchase 36,183 shares of Common Stock (the “Mast Hill October 20th Warrants”), and (iii) 8,350 shares of Common Stock (the “Mast Hill October 20th Shares”), for an aggregate purchase price of $751,500 (the “Mast Hill October 20th Transaction”), and we also entered into a registration rights agreement with Mast Hill (the “Mast Hill October 20th RRA”). The Mast Hill October 20th Transaction closed on October 20, 2023, and on such date pursuant to the Mast Hill October 20th SPA, Mast Hill’s legal expenses of $7,500 were paid from the gross purchase price, our broker-dealer in connection with the transaction was paid $57,240 from the gross purchase price, we received net funding of $686,760, and the Mast Hill October 20th Note, Mast Hill October 20th Warrants, and Mast Hill October 20th Shares were issued to Mast Hill.

The Mast Hill October 20th Note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), is unsecured, and is required to be repaid $139,177.80/month for 6 months beginning February 19, 2024, with additional payments of $27,955.80/month due on August 19, 2024, and September 19, 2024, and all other amounts under the note due on October 19, 2024. The Mast Hill October 20th Note is convertible into shares of Common Stock at the election of the holder at a conversion price equal to $15.00/share subject to adjustment as provided in the Mast Hill October 20th Note (the “Conversion Price”).

The Conversion Price shall be adjusted if an Event of Default (as such term is defined in the Mast Hill October 20th Note, and which includes any failure to pay monthly amortization payments as required by the Mast Hill October 20th Note) has occurred, in which case the Conversion Price shall mean the lesser of (i) 75% of $15.00/share (which percentage shall be reduced by 10% for each 30 calendar day period that passes after the Event of Default, but shall not be reduced lower than 50%), or (ii) 90% of the lowest volume-weighted average price on any trading day (any day that shares of Common Stock are listed for trading or quotation on any exchange or trading market is listed or traded, or if the Common Stock is not listed or traded, any calendar day) during the 5 trading days prior to the conversion date (which percentage shall be reduced to 87.5% if the Company has failed to make a required monthly payment); provided, however, that the holder may not convert the Mast Hill October 20th Note to the extent that such conversion would result in the holder’s beneficial ownership of Common Stock being in excess of 4.99% of the issued and outstanding Common Stock. In addition, if at any time while the convertible note remains outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our Common Stock or securities or rights convertible into or exercisable for shares of our Common Stock, at a price below the then-applicable conversion price of the convertible note, the holder of the convertible note shall have the right to reduce the conversion price to such lower price. Finally, the holder is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion, provided that the gross conversion amount in that conversion is at least $25,000.

The Mast Hill October 20th Warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $15.00, subject to customary anti-dilution adjustments. In addition, subject to certain limited exceptions, if at any time while the Mast Hill October 20th Warrants remain outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our Common Stock or securities or rights convertible into or exercisable for shares of our Common Stock, at a price below the then-applicable exercise price of the Mast Hill October 20th Warrants, the holder shall have the right to reduce the exercise price to such lower price. At any time when the market price (the highest traded price of our Common Stock during the 30 trading days prior to the exercise notice), is in excess of the exercise price, the holder of the Mast Hill October 20th Warrants shall have the right to exercise the Mast Hill October 20th Warrants by means of a “cashless exercise” in accordance with the formula provided in the Mast Hill October 20th Warrants.

December 12th Financing Transaction

Effective December 12, 2023, we entered into another securities purchase agreement (the “Mast Hill December 12th SPA”) with Mast Hill, pursuant to which we sold, and Mast Hill purchased, (i) a convertible promissory note in the principal amount of $835,000 (the “Mast Hill December 12th Note”), (ii) warrants to purchase 36,183 shares of Common Stock (the “Mast Hill December 12th Warrants”), and (iii) 8,350 shares of Common Stock (the “Mast Hill December 12th Shares”), for an aggregate purchase price of $751,500 (the “Mast Hill December 12th Transaction”), and we also entered into a registration rights agreement with Mast Hill (the “Mast Hill December 12th RRA”). The Mast Hill December 12th Transaction closed on December 12, 2023, and on such date pursuant to the Mast Hill December 12th SPA, Mast Hill’s legal expenses of $15,000 were paid from the gross purchase price, our broker-dealers in connection with the transaction were paid $63,000 from the gross purchase price, we received net funding of $673,500, and the Mast Hill December 12th Note, Mast Hill December 12th Warrants, and Mast Hill December 12th Shares were issued to Mast Hill.

The Mast Hill December 12th Note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), is unsecured, and is required to be repaid $139,177.80/month for 6 months beginning April 11, 2024, with additional payments of $27,955.80/month due on October 11, 2024, and November 11, 2024, and all other amounts under the note due on December 11, 2024. The Mast Hill December 12th Note is convertible into shares of Common Stock at the election of the holder at a conversion price equal to $15.00/share subject to adjustment as provided in the Mast Hill December 12th Note (the “Conversion Price”).

The Conversion Price shall be adjusted if an Event of Default (as such term is defined in the Mast Hill December 12th Note, and which includes any failure to pay monthly amortization payments as required by the Mast Hill December 12th Note) has occurred, in which case the Conversion Price shall mean the lesser of (i) 75% of $15.00/share (which percentage shall be reduced by 10% for each 30 calendar day period that passes after the Event of Default, but shall not be reduced lower than 50%), or (ii) 90% of the lowest volume-weighted average price on any trading day (any day that shares of Common Stock are listed for trading or quotation on any exchange or trading market is listed or traded, or if the Common Stock is not listed or traded, any calendar day) during the 5 trading days prior to the conversion date (which percentage shall be reduced to 87.5% if the Company has failed to make a required monthly payment); provided, however, that the holder may not convert the Mast Hill December 12th Note to the extent that such conversion would result in the holder’s beneficial ownership of Common Stock being in excess of 4.99% of the issued and outstanding Common Stock. In addition, if at any time while the convertible note remains outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our Common Stock or securities or rights convertible into or exercisable for shares of our Common Stock, at a price below the then-applicable conversion price of the convertible note, the holder of the convertible note shall have the right to reduce the conversion price to such lower price. Finally, the holder is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion, provided that the gross conversion amount in that conversion is at least $25,000.

The Mast Hill December 12th Warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $15.00, subject to customary anti-dilution adjustments. In addition, subject to certain limited exceptions, if at any time while the Mast Hill December 12th Warrants remain outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our Common Stock or securities or rights convertible into or exercisable for shares of our Common Stock, at a price below the then-applicable exercise price of the Mast Hill December 12th Warrants, the holder shall have the right to reduce the exercise price to such lower price. At any time when the market price (the highest traded price of our Common Stock during the 30 trading days prior to the exercise notice), is in excess of the exercise price, the holder of the Mast Hill December 12th Warrants shall have the right to exercise the Mast Hill December 12th Warrants by means of a “cashless exercise” in accordance with the formula provided in the Mast Hill December 12th Warrants.

December 19th Financing Transaction

Effective December 19, 2023, we entered into another securities purchase agreement (the “FirstFire December 19th SPA”) with FirstFire, pursuant to which we sold, and FirstFire purchased, (i) a convertible promissory note in the principal amount of $277,777.78 (the “FirstFire December 19th Note”), (ii) warrants to purchase 12,037 shares of Common Stock (the “FirstFire December 19th Warrants”), and (iii) 2,778 shares of Common Stock (the “FirstFire December 19th Shares”), for an aggregate purchase price of $250,000 (the “FirstFire December 19th Transaction”), and we also entered into a registration rights agreement with FirstFire (the “FirstFire December 19th RRA”). The FirstFire December 19th Transaction closed on December 19, 2023, and on such date pursuant to the FirstFire December 19th SPA, FirstFire’s legal expenses of $2,500 were paid from the gross purchase price, our broker-dealers in connection with the transaction were paid $20,000 from the gross purchase price, we received net funding of $227,500, and the FirstFire December 19th Note, FirstFire December 19th Warrants, and FirstFire December 19th Shares were issued to FirstFire.

The FirstFire December 19th Note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), is unsecured, and is required to be repaid $46,300/month for 6 months beginning April 18, 2024, with additional payments of $9,300/month due on October 18, 2024, and November 18, 2024, and all other amounts under the note due on December 18, 2024. The FirstFire December 19th Note is convertible into shares of Common Stock at the election of the holder at a conversion price equal to $15.00/share subject to adjustment as provided in the FirstFire December 19th Note (the “Conversion Price”).

The Conversion Price shall be adjusted if an Event of Default (as such term is defined in the FirstFire December 19th Note, and which includes any failure to pay monthly amortization payments as required by the FirstFire December 19th Note) has occurred, in which case the Conversion Price shall mean the lesser of (i) 75% of $15.00/share (which percentage shall be reduced by 10% for each 30 calendar day period that passes after the Event of Default, but shall not be reduced lower than 50%), or (ii) 90% of the lowest volume-weighted average price on any trading day (any day that shares of Common Stock are listed for trading or quotation on any exchange or trading market is listed or traded, or if the Common Stock is not listed or traded, any calendar day) during the 5 trading days prior to the conversion date (which percentage shall be reduced to 87.5% if the Company has failed to make a required monthly payment); provided, however, that the holder may not convert the FirstFire December 19th Note to the extent that such conversion would result in the holder’s beneficial ownership of Common Stock being in excess of 4.99% of the issued and outstanding Common Stock. In addition, if at any time while the convertible note remains outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our Common Stock or securities or rights convertible into or exercisable for shares of our Common Stock, at a price below the then-applicable conversion price of the convertible note, the holder of the convertible note shall have the right to reduce the conversion price to such lower price. Finally, the holder is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion, provided that the gross conversion amount in that conversion is at least $25,000.

The FirstFire December 19th Warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $15.00, subject to customary anti-dilution adjustments. In addition, subject to certain limited exceptions, if at any time while the FirstFire December 19th Warrants remain outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our Common Stock or securities or rights convertible into or exercisable for shares of our Common Stock, at a price below the then-applicable exercise price of the FirstFire December 19th Warrants, the holder shall have the right to reduce the exercise price to such lower price. At any time when the market price (the highest traded price of our Common Stock during the 30 trading days prior to the exercise notice), is in excess of the exercise price, the holder of the FirstFire December 19th Warrants shall have the right to exercise the FirstFire December 19th Warrants by means of a “cashless exercise” in accordance with the formula provided in the FirstFire December 19th Warrants.

January 9th Financing Transaction

Effective January 9, 2024, we entered into another securities purchase agreement (the “Mast Hill January 9th SPA”) with Mast Hill, pursuant to which we sold, and Mast Hill purchased, (i) a convertible promissory note in the principal amount of $774,444.44 (the “Mast Hill January 9th Note”), (ii) warrants to purchase 33,559 shares of Common Stock (the “Mast Hill January 9th Warrants”), and (iii) 7,744 shares of Common Stock (the “Mast Hill January 9th Shares”), for an aggregate purchase price of $696,999.99 (the “Mast Hill January 9th Transaction”), and we also entered into a registration rights agreement with Mast Hill (the “Mast Hill January 9th RRA”). The Mast Hill January 9th Transaction closed on January 9, 2024, and on such date pursuant to the Mast Hill January 9th SPA, Mast Hill’s legal expenses of $13,500 were paid from the gross purchase price, our broker-dealers in connection with the transaction were paid $55,758 from the gross purchase price, we received net funding of $627,741.99, and the Mast Hill January 9th Note, Mast Hill January 9th Warrants, and Mast Hill January 9th Shares were issued to Mast Hill.

The Mast Hill January 9th Note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), is unsecured, and is required to be repaid $129,084.40/month for 6 months beginning May 8, 2024, with additional payments of $25,928.40/month due on November 8, 2024, and December 8, 2024, and all other amounts under the note due on January 8, 2025. The Mast Hill January 9th Note is convertible into shares of Common Stock at the election of the holder at a conversion price equal to $15.00/share subject to adjustment as provided in the Mast Hill January 9th Note (the “Conversion Price”).

The Conversion Price shall be adjusted if an Event of Default (as such term is defined in the Mast Hill January 9th Note, and which includes any failure to pay monthly amortization payments as required by the Mast Hill January 9th Note) has occurred, in which case the Conversion Price shall mean the lesser of (i) 75% of $15.00/share (which percentage shall be reduced by 10% for each 30 calendar day period that passes after the Event of Default, but shall not be reduced lower than 50%), or (ii) 90% of the lowest volume-weighted average price on any trading day (any day that shares of Common Stock are listed for trading or quotation on any exchange or trading market is listed or traded, or if the Common Stock is not listed or traded, any calendar day) during the 5 trading days prior to the conversion date (which percentage shall be reduced to 87.5% if the Company has failed to make a required monthly payment); provided, however, that the holder may not convert the Mast Hill January 9th Note to the extent that such conversion would result in the holder’s beneficial ownership of Common Stock being in excess of 4.99% of the issued and outstanding Common Stock. In addition, if at any time while the convertible note remains outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our Common Stock or securities or rights convertible into or exercisable for shares of our Common Stock, at a price below the then-applicable conversion price of the convertible note, the holder of the convertible note shall have the right to reduce the conversion price to such lower price. Finally, the holder is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion, provided that the gross conversion amount in that conversion is at least $25,000.

The Mast Hill January 9th Warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $15.00, subject to customary anti-dilution adjustments. In addition, subject to certain limited exceptions, if at any time while the Mast Hill January 9th Warrants remain outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our Common Stock or securities or rights convertible into or exercisable for shares of our Common Stock, at a price below the then-applicable exercise price of the Mast Hill January 9th Warrants, the holder shall have the right to reduce the exercise price to such lower price. At any time when the market price (the highest traded price of our Common Stock during the 30 trading days prior to the exercise notice), is in excess of the exercise price, the holder of the Mast Hill January 9th Warrants shall have the right to exercise the Mast Hill January 9th Warrants by means of a “cashless exercise” in accordance with the formula provided in the Mast Hill January 9th Warrants.

The Mast Hill January 9th Transaction was the final transaction that was part of the 2023 Financing Transactions, on January 9, 2024, we filed a registration statement registering up to 666,030 shares of Common Stock issued or issuable to Mast Hill and FirstFire in the 2023 Financing Transactions, and that registration statement was declared effective by the SEC on February 6, 2024.

March 26th Financing Transaction

Effective March 26, 2024, we entered into another securities purchase agreement (the “Mast Hill March 26th SPA”) with Mast Hill, pursuant to which we sold, and Mast Hill purchased, (i) a convertible promissory note in the principal amount of $379,288.88 (the “Mast Hill March 26th Note”), and (ii) warrants to purchase 113,786 shares of Common Stock (the “Mast Hill March 26th Warrants”), for an aggregate purchase price of $341,360 (the “Mast Hill March 26th Transaction”), and we also entered into a registration rights agreement with Mast Hill (the “Mast Hill March 26th RRA”). The Mast Hill March 26th Transaction closed on March 26, 2024, and on such date pursuant to the Mast Hill March 26th SPA, Mast Hill’s legal expenses of $6,000 were paid from the gross purchase price, our broker-dealers in connection with the transaction were paid $27,308.80 from the gross purchase price, we received net funding of $308,051.20, and the Mast Hill March 26th Note and Mast Hill March 26th Warrants were issued to Mast Hill.

The Mast Hill March 26th Note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), is unsecured, and is generally required to be repaid 1/6th each month ($63,219.87/month for six months, and $12,698,59/month for the following two months), with such repayments beginning 4 months after the issue date (July 25, 2024).

The Mast Hill March 26th Note is convertible into shares of Common Stock at the election of the holder at a conversion price equal to $2.30/share subject to adjustment as provided in the Mast Hill March 26th Note (the “Conversion Price”). The Conversion Price shall be adjusted if an Event of Default (as such term is defined in the Mast Hill March 26th Note, and which includes any failure to pay monthly amortization payments as required by the Mast Hill March 26th Note) has occurred, in which case the Conversion Price shall mean the lesser of (i) 75% of $23.00/share (which percentage shall be reduced by 10% for each 30 calendar day period that passes after the Event of Default, but shall not be reduced lower than 50%), or (ii) 90% of the lowest volume-weighted average price on any trading day (any day that shares of Common Stock are listed for trading or quotation on any exchange or trading market is listed or traded, or if the Common Stock is not listed or traded, any calendar day) during the 5 trading days prior to the conversion date (which percentage shall be reduced to 87.5% if the Company has failed to make a required monthly payment); provided, however, that the holder may not convert the Mast Hill March 26th Note to the extent that such conversion would result in the holder’s beneficial ownership of Common Stock being in excess of 4.99% of the issued and outstanding Common Stock. In addition, if at any time while the convertible note remains outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our Common Stock or securities or rights convertible into or exercisable for shares of our Common Stock, at a price below the then-applicable conversion price of the convertible note, the holder of the convertible note shall have the right to reduce the conversion price to such lower price. Finally, the holder is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion, provided that the gross conversion amount in that conversion is at least $25,000.

The Mast Hill March 26th Warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $2.30, subject to customary anti-dilution adjustments. In addition, subject to certain limited exceptions, if at any time while the Mast Hill March 26th Warrants remain outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our Common Stock or securities or rights convertible into or exercisable for shares of our Common Stock, at a price below the then-applicable exercise price of the Mast Hill March 26th Warrants, the holder shall have the right to reduce the exercise price to such lower price. At any time when the market price (the highest traded price of our Common Stock during the 30 trading days prior to the exercise notice), is in excess of the exercise price, the holder of the Mast Hill March 26th Warrants shall have the right to exercise the Mast Hill March 26th Warrants by means of a “cashless exercise” in accordance with the formula provided in the Mast Hill March 26th Warrants.

The Mast Hill March 26th RRA requires the Company to file with the SEC a registration statement registering for resale by Mast Hill the shares of Company common stock issued or issuable to it under the Mast Hill March 26th Transaction within 90 days of closing and have such registration statement effective within 120 days.

March 29th Financing Transaction

Effective March 29, 2024, we entered into another securities purchase agreement (the “FirstFire March 29th SPA”) with FirstFire, pursuant to which we sold, and FirstFire purchased, (i) a convertible promissory note in the principal amount of $111,111.11 (the “FirstFire March 29th Note”), and (ii) warrants to purchase 33,333 shares of Common Stock (the “FirstFire March 29th Warrants”), for an aggregate purchase price of $100,000 (the “FirstFire March 29th Transaction”), and we also entered into a registration rights agreement with FirstFire (the “FirstFire March 29th RRA”). The FirstFire March 29th Transaction closed on March 29, 2024, and on such date pursuant to the FirstFire March 29th SPA, our broker-dealers in connection with the transaction were paid $8,000 from the gross purchase price, we received net funding of $92,000, and the FirstFire March 29th Note and FirstFire March 29th Warrants were issued to FirstFire.

The FirstFire March 29th Note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), is unsecured, and is generally required to be repaid 1/6th each month ($18,520/month for six months, and $3,720/month for the following two months), with such repayments beginning 4 months after the issue date (July 29, 2024). The FirstFire March 29th Note is convertible into shares of Common Stock at the election of the holder at a conversion price equal to $2.30/share subject to adjustment as provided in the FirstFire March 29th Note (the “Conversion Price”). The Conversion Price shall be adjusted if an Event of Default (as such term is defined in the FirstFire March 29th Note, and which includes any failure to pay monthly amortization payments as required by the FirstFire March 29th Note) has occurred, in which case the Conversion Price shall mean the lesser of (i) 75% of $2.30/share (which percentage shall be reduced by 10% for each 30 calendar day period that passes after the Event of Default, but shall not be reduced lower than 50%), or (ii) 90% of the lowest volume-weighted average price on any trading day (any day that shares of Common Stock are listed for trading or quotation on any exchange or trading market is listed or traded, or if the Common Stock is not listed or traded, any calendar day) during the 5 trading days prior to the conversion date (which percentage shall be reduced to 87.5% if the Company has failed to make a required monthly payment); provided, however, that the holder may not convert the FirstFire March 29th Note to the extent that such conversion would result in the holder’s beneficial ownership of Common Stock being in excess of 4.99% of the issued and outstanding Common Stock. In addition, if at any time while the convertible note remains outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our Common Stock or securities or rights convertible into or exercisable for shares of our Common Stock, at a price below the then-applicable conversion price of the convertible note, the holder of the convertible note shall have the right to reduce the conversion price to such lower price. Finally, the holder is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion, provided that the gross conversion amount in that conversion is at least $25,000.

The FirstFire March 29th Warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $2.30, subject to customary anti-dilution adjustments. In addition, subject to certain limited exceptions, if at any time while the FirstFire March 29th Warrants remain outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our Common Stock or securities or rights convertible into or exercisable for shares of our Common Stock, at a price below the then-applicable exercise price of the FirstFire March 29th Warrants, the holder shall have the right to reduce the exercise price to such lower price. At any time when the market price (the highest traded price of our Common Stock during the 30 trading days prior to the exercise notice), is in excess of the exercise price, the holder of the FirstFire March 29th Warrants shall have the right to exercise the FirstFire March 29th Warrants by means of a “cashless exercise” in accordance with the formula provided in the FirstFire March 29th Warrants.

The FirstFire March 29th RRA requires the Company to file with the SEC a registration statement registering for resale by FirstFire the shares of Company common stock issued or issuable to it under the FirstFire March 29th Transaction within 90 days of closing and have such registration statement effective within 120 days.

April 23rd Financing Transaction

Effective April 23, 2024, we entered into another securities purchase agreement (the “Mast Hill April 23rd SPA”) with Mast Hill, pursuant to which we sold, and Mast Hill purchased, (i) a convertible promissory note in the principal amount of $379,288.88 (the “Mast Hill April 23rd Note”), and (ii) warrants to purchase 113,786 shares of Common Stock (the “Mast Hill April 23rd Warrants”), for an aggregate purchase price of $341,360 (the “Mast Hill April 23rd Transaction”), and we also entered into a registration rights agreement with Mast Hill (the “Mast Hill April 23rd RRA”). The Mast Hill April 23rd Transaction closed on April 23, 2024, and on such date pursuant to the Mast Hill April 23rd SPA, our broker-dealers in connection with the transaction were paid $27,309 from the gross purchase price, we received net funding of $308,051, and the Mast Hill April 23rd Note and Mast Hill April 23rd Warrants were issued to Mast Hill.

The Mast Hill April 23rd Note matures 12 months following the issue date, accrues guaranteed interest of 10% per annum (with the first 12 months of interest guaranteed and earned in full as of issuance of the note), is unsecured, and is generally required to be repaid 1/6th each month ($63,220/month for six months, and $12,699/month for the following two months), with such repayments beginning 4 months after the issue date (August 23, 2024). The Mast Hill April 23rd Note is convertible into shares of Common Stock at the election of the holder at a conversion price equal to $2.30/share subject to adjustment as provided in the Mast Hill April 23rd Note (the “Conversion Price”). The Conversion Price shall be adjusted if an Event of Default (as such term is defined in the Mast Hill April 23rd Note, and which includes any failure to pay monthly amortization payments as required by the Mast Hill April 23rd Note) has occurred, in which case the Conversion Price shall mean the lesser of (i) 75% of $2.30/share (which percentage shall be reduced by 10% for each 30 calendar day period that passes after the Event of Default, but shall not be reduced lower than 50%), or (ii) 90% of the lowest volume-weighted average price on any trading day (any day that shares of Common Stock are listed for trading or quotation on any exchange or trading market is listed or traded, or if the Common Stock is not listed or traded, any calendar day) during the 5 trading days prior to the conversion date (which percentage shall be reduced to 87.5% if the Company has failed to make a required monthly payment); provided, however, that the holder may not convert the Mast Hill April 23rd Note to the extent that such conversion would result in the holder’s beneficial ownership of Common Stock being in excess of 4.99% of the issued and outstanding Common Stock. In addition, if at any time while the convertible note remains outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our Common Stock or securities or rights convertible into or exercisable for shares of our Common Stock, at a price below the then-applicable conversion price of the convertible note, the holder of the convertible note shall have the right to reduce the conversion price to such lower price. Finally, the holder is entitled to deduct $1,750 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion, provided that the gross conversion amount in that conversion is at least $25,000.

The Mast Hill April 23rd Warrants have a 5-year term, are exercisable on a cashless basis, and have an exercise price of $2.30, subject to customary anti-dilution adjustments. In addition, subject to certain limited exceptions, if at any time while the Mast Hill April 23rd Warrants remain outstanding, we grant any option to purchase, sell or grant any right to reprice, or otherwise dispose of, issue or sell any shares of our Common Stock or securities or rights convertible into or exercisable for shares of our Common Stock, at a price below the then-applicable exercise price of the Mast Hill April 23rd Warrants, the holder shall have the right to reduce the exercise price to such lower price. At any time when the market price (the highest traded price of our Common Stock during the 30 trading days prior to the exercise notice), is in excess of the exercise price, the holder of the Mast Hill April 23rd Warrants shall have the right to exercise the Mast Hill April 23rd Warrants by means of a “cashless exercise” in accordance with the formula provided in the Mast Hill April 23rd Warrants.

The Mast Hill April 23rd RRA requires the Company to file with the SEC a registration statement registering for resale by Mast Hill the shares of Company common stock issued or issuable to it under the Mast Hill April 23rd Transaction within 90 days of closing and have such registration statement effective within 120 days.

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

Although our financial statements have been prepared under the assumption that we would continue our operations as a going concern, there is substantial doubt about our ability to continue as a going concern, based on our financial statements and results of operations at that time. Specifically, as noted above, we have experienced losses from operations and negative cash flows from operating activities due primarily to relatively high general and administrative expenses associated with launching our business, as well as an inventory obsolescence allowance expense. An inventory obsolescence allowance was created as a precautionary measure with regard to a large quantity of hemp biomass that is currently being used in production of our products, which we expect will be consumed within 6 to 12 months. All or a portion of the allowance is expected to be credited back as other income as the biomass is used, but there is no guarantee that the biomass will be used, and that the allowance will be credited back as other income.

Although our audited financial statements for the years ended December 31, 2023 and 2022, were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the years ended December 31, 2023 and 2022, contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on our financial statements and results at that time, including our net loss of $13,442,221 during the year ended December 31, 2023, and our accumulated deficit of $23,588,666 as of December 31, 2023.

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

There is no assurance that we will not incur additional debt in the future, that we will have sufficient funds to repay our indebtedness, or that we will not be in default on any of our debt, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet the Company's needs or to otherwise provide the capital necessary to conduct our business.

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

Our direct competitors in the smokables industry include large domestic and international traditional tobacco companies and distributors as well as regional or niche smokables companies. These national and international competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than ours. We may not be able to increase our volumes or maintain our selling prices, whether in existing markets or as we enter new markets.

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

As of December 31, 2023, more than 40 states had enacted legislation to establish hemp production programs pursuant to the 2018 farm bill (the Agricultural Improvement Act of 2018, the "2018 Farm Bill"), which legalized the regulated production of hemp.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, and it then spread throughout other parts of the world, including the United States. Any outbreak of contagious diseases or other adverse public health developments could have a material adverse effect on our business operations. These impacts to our operations have included and could again in the future include disruptions or restrictions on the ability of our employees and customers to travel or our ability to pursue collaborations and other business transactions, travel to customers and/or promote our products at conferences or other live events, oversee the activities of our third-party manufacturers and suppliers. We may also be impacted by the temporary closure of the facilities of suppliers, manufacturers or customers.

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, placed significant restrictions on travel and many businesses announced extended closures. These travel restrictions and business closures had, and similar pandemic restrictions in the future may have, an adverse impact on our operations locally and worldwide, including our ability to manufacture, market, sell or distribute our products. Such restrictions and closure have caused or may cause temporary closures of the facilities of our suppliers, manufacturers or customers. A disruption in the operations of our employees, suppliers, customers, manufacturers or access to customers would likely impact our sales and operating results. We plan to continue to monitor and assess the effects of the COVID-19 pandemic and similar health-related geopolitical developments on our commercial operations; however, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the ultimate geographic spread of viruses, the severity of the diseases arising from these viruses, the duration of the outbreaks and speed of vaccinations, and the length of the travel restrictions and business closures imposed by the governments of impacted countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

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

We have five customers that account for a substantial portion of our revenues, and our business would be harmed were we to lose these customers.

Sales to five of the Company’s largest customers made up approximately 55% and 28% of our revenues for the year ended December 31, 2023, and 2022, respectively, and represents approximately 25% and 15%, respectively, of the total accounts receivable balances (before deduction of allowance) of $316,700 and $478,680, respectively, as of those dates. As a result of a legal dispute during 2022 and 2023. between one of these customers and a third party unconnected with the Company, we experienced a significant reduction in our projected revenues and cash flow from paper products for the year ended December 31, 2023.

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

Our independent distributors and national accounts are not generally required to place mini mum monthly orders for our products. In order to reduce their inventory costs, independent distributors typically order products from us on a "just in time" basis in quantities and at such times based on the demand for the products in a particular distribution area. Accordingly, we cannot accurately predict the timing or quantity of purchases by any of our independent distributors or whether any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. Additionally, our larger distributors and regional partners may make orders that are larger than we have historically been required to fill. Shortages in inventory levels, supply of raw materials or other key supplies could also negatively affect us.

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

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. If fuel prices increase, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials. It is hard to predict what will happen in the fuel markets in 2024 and beyond. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

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

The FDA under the Federal Food, Drug, and Cosmetic Act regulates the formulation, manufacturing, packaging, labeling, and distribution of food, dietary supplements, drugs, cosmetic, medical devices, biologics, and tobacco products. Our products are subject to law and regulation by the FDA. Moreover, the regulatory status of our products is currently in a state of flux as the FDA attempts to determine the appropriate manner in which to regulate these products. Thus, the regulatory approach is still evolving, and we may be required to seek the FDA's approval to market our products. It is also possible that the FDA may simply issue a regulation setting forth the conditions in which such products may be marketed, or it may simply prohibit these products. However, because the FDA's regulatory process is subject to change, we cannot predict the likely outcome. In addition, the FTC under the Federal Trade Commission Act ("FTC Act") requires that product advertising be truthful, substantiated and not misleading. We believe that our advertising meets these requirements. However, the FTC may bring a challenge at any time to evaluate our compliance with the FTC Act. In addition, most states where our products are legal provide their own regulatory guidelines and regulations in connection with cigarette or other smokable product sales. Any failure by us to remain current on state regulatory changes could negatively affect our ability to operate our business.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine, as well as the current armed conflict in Israel and the Gaza Strip. Our business may be materially adversely affected by any negative impact on the global economy and capital markets resulting from these conflicts or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the on-going military conflict between Russia and Ukraine, as well as the current armed conflict in Israel and the Gaza Strip. Although the length and impact of these conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situations in Ukraine and Israel, and globally and assessing its potential impact on our business.

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

We are not currently in compliance with Nasdaq’s Listing Rules for not having filed Form 10-K for the year ended December 31, 2023. Subject to Nasdaq’s approval of the Company’s plan to cure this non-compliance, the Company has until October 14, 2024, to regain compliance. In addition, we are not currently incompliance with Nasdaq’s Audit Committee Requirement and Nasdaq’s Annual Shareholder Meeting Requirement; if we are not able to regain compliance with those requirements by June 28, 2024, our common stock may be delisted, which would likely impair our ability to raise capital.

On November 15, 2023, the Company received a written notice from Nasdaq indicating that the Company was not in compliance with Nasdaq’s audit committee requirements as set forth in Listing Rule 5605 (the “Audit Committee Requirement”). The Nasdaq listing rules require the Company to have an audit committee comprised of at least three independent directors, and as of October 26, 2023, the Company no longer complied with that requirement upon Dr. Stuart Titus’s resignation as a director of the Company. The Nasdaq rules provide the Company a cure period of until the earlier of (i) the Company’s next annual shareholders’ meeting or October 26, 2024; or (ii) if the next annual shareholders’ meeting is held before April 23, 2024, then no later than April 23, 2024.

On January 9, 2024, the Company received a written notice from Nasdaq indicating that the Company was not in compliance with Nasdaq’s annual shareholder meeting requirement as set forth in Listing Rules 5620(a) and 5810(c)(2)(G) (the “Annual Shareholder Meeting Requirement”). The Nasdaq listing rules require the Company to have an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end, and the Company has not had an annual meeting within twelve months of the Company’s 2022 fiscal year end as required. The Nasdaq rules provide the Company 45 calendar days to submit a plan to regain compliance with Annual Shareholder Meeting Requirement, and if Nasdaq accepts that plan, up to 180 calendar days from the recent fiscal year end, or until June 28, 2024, to regain compliance.

On March 5, 2024, the Company received a notification from Nasdaq referencing their prior notification of January 9, 2024, in which the Company was advised that due to its not having held an Annual General Meeting for the fiscal year 2022, it no longer complied with Nasdaq listing rules for continued listing. The Company was granted a 180-day extension to June 28, 2024, to hold this meeting. As of June 28, 2024, the Company had failed to hold the required Annual General Meeting for the fiscal year ended December 31, 2022, and consequently has not regained compliance with Nasdaq rules.

On April 18, 2024, the Company received a written notice from Nasdaq indicating that the Company was not in compliance with Nasdaq’s Listing Rules with regard to filing our annual report on Form 10-K for the year ended December 31, 2023. We have 60 days to submit our plan for regaining compliance, which, if accepted by Nasdaq, will provide us with a 180-day extension until October 14, 2024, to regain compliance.

On July 1, 2024, The Company received the expected Notification of delisting from Nasdaq, primarily for not meeting the annual meeting requirement by the deadline date of June 28, 2024.is also delinquent in filing Form 10-K for the year ended December 31, 2023, and Form 10-Q for the quarter ended March 31, 2024. The Company was also reminded of its continued delinquencies in not filing its annual report on Form 10-K and its quarterly report for the 3-months ended March 31, 2024, on Form 10-Q.The Company has until July 8, 2024, to file a request for an appeal hearing and a stay of of the suspension pending this hearing. The hearings are typically held within 30 – 45 days from the date of application. The Company plans to request a hearing by the designated due date and also plans to be compliant with all Nasdaq listing rules before the scheduled hearing date.

On July 7, 2024, the Company made an application for a hearing and a stay of the delisting until a determination is received from the hearing panel. On July 8, 2024, the Company received an official confirmation letter of our request for a hearing, and advised that the hearing date would be August 13, 2024, at 9:00 a.m. Eastern Time. The letter explained the various written submission that should be sent to the hearing panel prior to the hearing date. The oral hearing will be held via videoconference. The Company anticipates that all outstanding SEC filings will be completed by the hearing date, and that a shareholders meeting will have been scheduled, where additional independent Directors will be appointed.

On July 16, 2024, the Company received a notification from Nasdaq in which the Company was advised that due to its share price having closed at less than $1.00 for 30 consecutive business days, that the Company is no longer in compliance with Nasdaq rules on this topic. The Company has received an automatic 180-day period in which to regain compliance. This matter will be included in the Company’s written plan of compliance that will be submitted to Nasdaq prior to the scheduled hearing on August 13, 2024.

If the Company’s common stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees.

The recent listing of our common stock on Nasdaq has increased our regulatory burden.

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

As of December 31, 2023, the Company was a majority-owned subsidiary of GGII with GGII owning approximately 56% of our outstanding shares of common stock. The Company's key officers and directors beneficially owned a significant portion of GGII's outstanding common stock and a majority of GGII's outstanding preferred stock. By virtue of such stock ownership, those principal GGII shareholders are able to control the election of the members of GGII's Board of Directors. In turn, GGII, by virtue of its majority ownership of the Company, is able to control the election of the members of our Board of Directors. As a result, those principal GGII shareholders can generally exercise control over the affairs of the Company, including the election and removal of members of our board of directors, amending our Articles of Incorporation and Bylaws, and adopting measures that could delay or prevent a change of control.

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

Because GGII owns a majority of our common stock, we are a “controlled company” as defined under the listing rules of Nasdaq. Under Nasdaq listing rules, controlled companies are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group, or another company. For as long as we remain a controlled company, we are permitted to elect to rely on certain exemptions from Nasdaq’s corporate governance rules, including the following:

•	an exemption from the rule that a majority of our board of directors must be independent directors;
•	an exemption from the rule that our compensation committee be composed entirely of independent directors;
•	an exemption from the rule that our director nominees must be selected or recommended solely by independent directors, or a nominating committee composed solely of independent directors.

As a result, a majority of the members of our board of directors are not independent directors, our nominating and corporate governance and compensation committees do not consist entirely of independent directors, and you do not have the same protection afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance rules.

On April 29, 2024, the Company ceased to be a “controlled company” due to GGII’s ownership of the Company’s common stock falling to 49.65%.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, the trading of our common stock could be negatively affected.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain significant research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock could cause the market price of our common stock to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur could adversely affect the market price of our common stock.

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

Our articles of incorporation authorize us to issue up to 5,000,000 shares of "blank check" preferred stock, meaning our board of directors can designate the rights and preferences of classes or series of such preferred stock without shareholder approval. Any preferred stock that we issue in the future may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future. On March 25, 2024, the authorized share capital was amended to 5,000,000 shares of preferred stock and 100,000,000 shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer and Chief Financial Officer, are actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

In addition, we regularly review cybersecurity trends and, partially as a result of our prior cybersecurity exposure, have moved some of our internal servers to off-site locations.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

●

Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Third parties also play a role in our cybersecurity. We engage third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have experienced cybersecurity threats in the past in the normal course of business and expect to continue to experience such threats from time to time, to date, none have had a material adverse effect on our business, financial condition, results of operations or cash flows. Even with the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

ITEM 2. PROPERTIES

As of December 31, 2023, and 2022, we leased two office, manufacturing, and storage facilities of approximately 53,844 square feet in aggregate for our corporate headquarters and cGMP manufacturing facility in San Diego, California. The smaller 6,300 sf property is leased from a related party, and the 6-year lease will expire on December 31, 2025. The lease on the 47,544-sf facility expired on December 31, 23, and a new lease was signed on October 26, 2023, which is effective from January 1, 2024. Full details and terms of this lease can be found in Note 15 to the Financial Statements.

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

As a result of the Court’s September 29, 2023, dismissal of Hempacco Co., Inc., Pearson, Halamuda and Titus from the litigation, the Company has decided to discontinue it’s defense of this lawsuit.

Accordingly on June 11, 2024, Richard Weingarten, Partner in the law firm of Slarskey LLC filed a motion to withdraw their representation of Hempacco, MFOF, Piancone, Pearson, Halamuda, Titus and Olson.. The Defendants remaining in this action following the Court’s September 29, 2023 Opinion are not currently in default of any pending obligations.

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

Stockholders

As of June 15, 2024, there were 23 stockholders of record of our common stock. The number of record holders does not include the number of stockholders that hold shares in “street name” through banks, brokers and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities and Use of Proceeds

During the three months ended December 31, 2023, we issued 10,814 common shares to Tactic LLC for consulting services rendered. We also issued 12,351 common shares to two lenders and our investment bankers as compensation for the 2023 Financing Transactions described in Item 1 above. See Note 15 of the Notes to the Financial Statements for details regarding securities issued from January 1, 2024, to the date of issuance of this report.

The above-described shares were issued to Tactic, the lenders and our investment bankers pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, the shareholders were accredited and/or financially sophisticated and the transactions did not involve a public offering.

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

A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the impact of the COVID-19 pandemic (including the emergence of vaccine resistant COVID-19 variants), the ongoing war in Ukraine and the conflict in Israel and their impact on the global economy, our history of losses since inception, our dependence on a limited number of customers for a significant portion of our revenue, the demand for hemp smokables products, our dependence on key members of our management and development team, and our ability to generate and/or obtain adequate capital to fund future operations.

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

Overview

We are focused on Disrupting Tobacco™ by manufacturing and selling nicotine-free and tobacco-free alternatives to traditional cigarettes. We utilize a proprietary, patented spraying technology for terpene infusion and patent-pending flavored filter infusion technology to manufacture hemp and herb-based smokable alternatives. We also offer nutritional supplement and beauty product manufacturing services through our recently acquired subsidiary, Green Star Labs, Inc.

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

Our hemp cigarette production and manufacturing facility, located in San Diego, California, has the capacity to produce up to 30 million cigarettes monthly. From our facility, we can ship small-to-large quantities of product—from single displays of product to targeted retail locations to truckloads of product to private label customers—with in-house processing, packing, and shipping capabilities.

Results of Operations

For the Year ended December 31, 2023, Compared to the Year ended December 31, 2022

As a result of the acquisition of an additional 50% equity interest in Green Star Labs, Inc. from on December 31, 2023, from GGII, and in order to comply with ASC 805-50-05-5, the Company has consolidated the operating activity of Green Star Labs effective July 1, 2023, the deemed date of common control.

Revenue

During the year ended December 31, 2023, the Company generated revenues of $4,045,637, compared to $3,967,340 in revenue during the year ended December 31, 2022.

During the year ended December 31, 2023, $4,045,637 of our revenue was from product sales to third parties, $0 was from sales to related parties, $0 was from manufacturing services to third parties, and $0 was from consulting services to related parties, as compared to $3,861,205 in product sales to third parties, $60,626 in product sales to related parties, and $43,409 in manufacturing services to third parties and $2,100 in consulting services to related parties during the year ended December 31, 2022.

The increase in revenues during 2023, as compared to 2022, was as a result of the incorporation of the operating results of Green Star labs, Inc. for the 6-month period ended December 31, 2023, offset by the temporary loss of a major customer for our smoking paper products for several months during 2023 as compared to 2022.

Operating Costs and Expenses

The Company had total cost of goods sold of $5,261,470 and $3,728,294, during the year ended December 31, 2023, and 2022, respectively. The increase in relative total cost of goods sold is primarily due to the increased sales provided by Green Star Labs, Inc. during the second half of 2023.

The Company incurred general and administrative expenses of $5,636,166 during the year ended December 31, 2023, compared to general and administrative expenses of $2,639,285 during the year ended December 31, 2022. The 2023 expenses included talent license and royalty expenses of $335,484, research and development costs of $186,552 and the additional insurance and administrative costs associated with being a Nasdaq reporting company for a full year, compared to $2,639,285 during the year ended December 31, 2022. In addition, the assumption of the lease and payroll expenses of Green Star Labs, Inc. Added considerably to our fixed overhead expenses.

The Company also incurred related party general and administrative expenses of $541,886 during the year ended December 31, 2023, consisting of senior management consulting fees and rent payable on our premises leased in San Diego, California, compared to related party general and administrative expenses of $606,842 during the year ended December 31, 2022, for related party fees and rent. The landlord, Primus Logistics, is 90%-owned by Sandro Piancone, the Company’s CEO.

The Company’s sales and marketing expenses increased to $1,301,995, during the year ended December 31, 2023, compared to sales and marketing expenses of $858,296 during the year ended December 31, 2022, as a result of us significantly expanding sales and marketing activities during the 2022 and 2023 fiscal years as we expanded our operations. The Company also incurred related party sales and marketing expense of $116,402 during the year ended December 31, 2023, compared to $26,660 during the twelve-months ended December 31, 2022.

The Company incurred a one-time net loss of $864,151 as a result of a re-evaluation of its impairment allowances as of December 31, 2023 and 2022 with regard to related party receivables. The Company incurred a one-time impairment allowance of $4,874,917 in respect of its long-lived assets, in particular against the book value of the Company’s vending kiosks and its cigarette production lines based in Otay Mesa, California, which was sold in May 2024 and the two similar production lines in Tijuana, Mexico which were leased to a related party in May 2024.

Net Loss

The Company had a net loss of $13,442,221 and $7,134,957 respectively, for the year ended December 31, 2023, and 2022. The increase in net losses of $6,307,264 for the year ended December 31, 2023, was due primarily to significant additional one-off charges of $4,874,917 resulting from the creation of impairment allowances on the Company’s cigarette production lines and vending kiosk inventory, compared to significant one-off losses incurred during the year ended December 31, 2022, for bad debt allowances and the write down of impaired equipment and trademarks, amounting to $3,192,185. Additionally, an increase in the gross loss of $1,454,879 combined with increases in the operations of the Company resulted in additional operating and overhead expenses.

Assets & Liabilities

The following table sets forth key components of our balance sheet as of December 31, 2023, and 2022.

	As of
	December 31,	December 31,
	2023	2022

Current Assets	$3,279,296	$1,907,806
Property and Equipment	5,400,790	7,220,565
Other Assets	2,816,384	2,661
Total Assets *	11,496,470	9,131,032
Current Liabilities *	12,333,500	1,520,433
Total Liabilities *	12,275,795	1,663,203
Stockholder’s Equity (for Hempacco)	(779,325)	7,560,199
Total Liabilities and Equity	$11,496,470	$9,482,178

* Does not include the ROU assets and liabilities

As of December 31, 2023, current assets increased to $3,279,296, from $1,907,806 as of December 31, 2022. This increase was primarily due to the significant increase in inventories of $1,897,497 from Green Star Labs, offset by a reduction in cash on hand of $438,505, both of these increases being due to the expansion of our product lines and the signing of several major distributor agreements. As of December 31, 2023, current liabilities increased to $12,333,500 from $1,520,433 as of December 31, 2022. The increase of $10,813,067 is due primarily to an increase in notes and loans payable of $5,717,472 resulting from the acquisition of 100% of the equity interests in Green Star Labs and the acquisition of additional manufacturing equipment. In addition, accounts payable, accrued liabilities and deferred revenues increased by $3,723,494 as a result of the increased volume of production.

Liquidity and Capital Resources

The table below, for the periods indicated, provides selected cash flow information:

	Twelve Months Ended December 31, 2023	Twelve Months Ended December 31, 2022

Net cash used in operating activities	$(5,844,807)	$(4,370,476)
Net cash used in investing activities	(3,612,065)	(63,868)
Net cash provided by financing activities	9,018,366	4,049,206
Net change in cash	$(438,506)	$(385,138)

Cash Flows from Operating Activities

We had cash used in operating activities of $5,844,807 in the year ended December 31, 2023, as compared to cash used in operating activities of $4,370,476 during the year ended December 31, 2022. The increase in cash used in operating activities of $1,474,331 for the year ended December 31, 2023, is primarily attributable to the increase in inventory of $1,193,534, plus the increase in net operating loss of $1,432,347 (excluding non-cash impairment costs).

Cash Flows from Investing Activities

We had cash used in investing activities of $3,612,065 for the year ended December 31, 2023, as compared to cash used in investing activities of $63,868 for the year ended December 31, 2022. The increase of $3,548,197 was primarily due to the acquisition of the assets and the goodwill of Green Star Labs, Inc. In July of 2023 the Company acquired a 50% interest and certain manufacturing equipment from the joint venture partner for $300,000 in cash and a promissory note for $3,200,000, and in December 2023 acquired the remaining 50% interest from GGII in exchange for a promissory note in the amount of $2,500,000.

Cash Flows from Financing Activities

We had cash provided by financing activities of $9,018,366 in the year ended December 31, 2023, as compared to cash provided by financing activities of $4,049,206 in the comparative period in 2022, with this increase of $4,969,160 primarily due to the increase in cash received from the sale of common stock in the amount of $6,610,400 net of offering expenses, compared to $5,730,228 in the year ended December 31, 2022. The $880,172 increase was augmented by the proceeds from short-term promissory notes of $2,031,582. A $150,000 outflow from advances repaid to related parties compared to a cash outflow of $1,480,122 in the year ended December 31, 2022, accounts for the major part of the $4,969,160 difference.

We anticipate that our cash needs for the next twelve months for working capital and capital expenditures will be approximately $5,000,000. As of December 31, 2023, we had $109,825 in cash, and we believe that our current cash and cash flow from operations will be insufficient to meet anticipated cash needs for the next six months for working capital and capital expenditures. We will likely require additional cash resources due to possible changed business conditions or other future developments. We plan to seek to sell additional equity securities to generate additional cash to continue operations. We may also sell debt securities to generate additional cash. The sale of equity securities, or of debt securities that are convertible into our equity, could result in additional dilution to our shareholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

On February 11, 2023, the Company sold an additional 483,000 shares of common stock in a registered underwritten offering at a price to the public of $15.00 per share. Gross offering proceeds of $7,245,000 were reduced by commission and offering costs of $634,600, with net proceeds of $6,610,400 being received by the Company on February 11, 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hempacco Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hempacco Co., Inc. (the “Company”) as of December 31, 2023, and 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

During the year ended December 31, 2022, and subsequent, the Company had provided a total of approximately $2.7 million in loans to its parent company and a subsidiary controlled by the parent company. At December 31, 2023, and subsequently the Company has extinguished these inter-company loans and the accompanying reserves through the consolidation and acquisition of the aforementioned entities. However, the Company still has advanced monies to other related entities.

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

Related Party Transactions including Revenue Recognition

Description of the Matter:

As discussed in Notes 1, 2, 3, 6, 11, 14 and 15 to the financial statements, the Company has significant related party transactions involving revenue, accounts receivable, accounts payable, prepaids, loans receivable/payable, advances, and expenses paid by and to multiple related parties. Our auditing of management’s identification of related parties and the related transactions was complex and is based on a thorough understanding the Company’s related party relationships, contracts, and business activities. These were the principal considerations that led us to determine this as a critical audit matter.

How We Addressed the Matter in our Audit:

We obtained an understanding of controls over the Company’s identification of, and recording of related party transactions, and of the revenue recognition process, including walkthroughs of internal controls. To evaluate the related party’s satisfaction of performance obligations, our audit procedures included, among others, reviewing contracts and evaluating management’s assumptions used to determine the distinct performance obligations, and the attainment of such was performed by the Company for various products. In addition, to identify undisclosed related party transactions we performed the following: 1) made inquiries of management and other individuals throughout the Company; 2) obtained a selection of disbursements and reviewed for related party indicators; 3) reviewed public filings and other online information available; 4) confirmed with the transfer agent regarding significant shareholders; and 5) related procedures performed in other parts of the audit engagement

/s/ dbbmckennon

PCAOB #3501

We have served as the Company’s auditors since 2021

San Diego, California

August 9, 2024

HEMPACCO CO., INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$109,825	$548,331
Trade receivables, net of allowance for doubtful accounts	226,128	231,269
Trade receivables, related parties	-	5,100
Inventories	2,542,628	645,132
Deposits and prepayments	400,715	442,366
Deposits and prepayments, related parties	-	35,609
Total current assets	3,279,296	1,907,807

Property and equipment
Leasehold Improvements	31,431	12,431
Furniture, Fixtures and Equipment	6,727,362	7,468,515
Accumulated Depreciation	(1,358,003)	(260,381)
Total property and equipment	5,400,790	7,220,565

Other Assets
ROU operating lease, net of accumulated amortization third party	6,305,016	-
ROU operating lease, net of accumulated amortization: related party	241,594	351,146
Goodwill	2,585,473	-
Other intangible assets - net of amortization	230,911	2,661
Total other assets	9,362,994	353,807

Total assets	$18,043,080	$9,482,179

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$3,313,617	$354,887
Accounts payable, related parties	34,921	42,831
Short term promissory notes and loans payable, related parties	1,767,845	50,000
Convertible promissory notes payable	5,231,582	125,000
Other short-term loans	236,173	-
Customer prepaid invoices and deposits: third party	1,749,362	838,164
Customer prepaid invoices and deposits: related party	-	-
ROU liability, current: third party	441,100	-
ROU liability, current: related party	116,804	109,552
Total current liabilities	12,891,404	1,520,434

Long term liabilities:
Long-term debt	-	142,770
ROU liability – related party	124,790	258,776
ROU liability, non-related party	5,806,211	-
Total long-term liabilities	5,931,001	401,546
	-	-
Total liabilities	18,822,405	1,921,980
Contingencies and commitments
Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 5,000,000 shares authorized as of December 31, 2023 and 2022, respectively.	-	-

Common stock, $0.001 par value; 20,000,000 shares authorized as of December 31, 2023, and 2022 respectively. 6,932,905 and 2,343,651 shares issued and 2,926,905 and 2,343,651 outstanding as of December 31, 2023, and 2022 respectively.	2,927	2,344
Additional paid in capital	23,217,927	18,116,276
Accumulated deficit	(23,588,666)	(10,463,048)
Total stockholders’ equity (deficit)	(367,812)	7,655,572
Non-controlling interests	(411,513)	(95,373)
Total equity attributable to Hempacco Co., Inc.	(779,325)	7,560,199

Total liabilities and stockholders’ equity (deficit)	$18,043,080	$9,482,179

The accompanying notes are an integral part of these Consolidated Financial Statements

HEMPACCO CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2023	2022
Revenues:
Product sales	$4,045,637	$3,861,205
Product sales - related parties and subsidiaries	-	60,626
Manufacturing service	-	43,409
Consulting services, related parties	-	2,100
Total revenues	4,045,637	3,967,340

Cost of sales	5,050,570	3,724,498
Cost of sales, related parties	210,900	3,796
Total cost of sales	5,261,470	3,728,294
Gross profit from operations	(1,215,833)	239,046

Operating expenses:
General and administrative	5,636,166	2,639,285
General and administrative, related parties	541,886	606,842
Sales and marketing	1,301,995	858,295
Sales and marketing, related parties	116,402	26,660
Expensing (recovery) of related party debt	(444,962)	1,470,522
Impairment loss on long-lived assets	4,874,917	1,721,663
Total operating expenses	12,026,404	7,323,268

Operating loss	(13,242,237)	(7,084,222)

Other income (expense):
Interest expense, net	(269,963)	(47,265)
Other expense, net	69,979	(3,470)
Income before income taxes	(13,442,221)	(7,134,957)
Provision for income taxes	-
Net loss	(13,442,221)	(7,134,957)
Net loss attributable to non-controlling interests	(316,140)	(131,123)
Net loss attributable to Hempacco Co., Inc.	$(13,126,081)	$(7,003,834)

Basic and dilutive earnings per share:	$(4.70)	$(3.27)

Shares used in calculation of earnings per share:	2,795,716	2,139,386

The accompanying notes are an integral part of these Consolidated Financial Statements

HEMPACCO CO., INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Warrant		Non	Stockholders’
	Common shares		paid in	reserve	Accumulated	Controlling	Equity
	Shares	Amount	Capital	Shares	Deficit	Interest	(Deficit)
Balance as of December 31, 2022	2,343,651	$2,344	$18,116,276	$-	$(10,463,048)	$(95,373)	$7,560,199
Issuance of common stock net of offering costs	483,000	483	6,609,917	-	-	-	6,610,400
Dissolve Cali Vibes D8 LLC	-	-	-	-	463	-	463
Shares issued for consulting services	37,314	37	360,363	-	-	-	360,400
Warrant valuation expense	-	-	374,453	-	-	-	374,453
Common stock issued for convertible notes	39,462	40	146,900	-	-	-	146,940
Discount on convertible notes	-	-	21,485	-	-	-	21,485
Common stock issued for financing costs	23,479	23	88,533				88,556
Shares issued as reserves for convertible notes and warrants	4,006,000	4,006	-	(4,006)	-	-	-
Net loss / assets attributable to non-controlling interests	-	-	-	-	316,140	(316,140)	-
Deemed dividend created by acquisition of Green Star Labs acquisition from GGII			(2,500,000)				(2,500,000)
Net loss for the year ended December 31, 2023	-	-			(13,442,221)	-	(13,442,221)
Balance as of December 31, 2023	6,932,905	$6,933	$23,217,927	$(4,006)	$(23,588,666)	$(411,513)	$(779,325)

			Additional	Warrant		Non
	Common shares		paid in	Reserve	Accumulated	controlling	Stockholders’
	shares	amount	Capital	Shares	Deficit	Interests	Equity
Balance as of December 31, 2021	1,969,553	$1,970	$6,339,154	$-	$(3,459,214)	$(14,250)	$2,867,660
Warrant valuation expense			437,375				437,375
Convertible note converted to common stock	5,659	6	56,585	-	-	-	56,591
Acquisition of machinery and trademarks	200,000	200	3,999,800				4,000,000
Conversion of accounts payable to common stock	5,000	5	91,859	-	-	-	91,864
Issuance of common stock, net of offering costs	120,800	121	5,730,107		-	-	5,730,228
Cashless warrant exercise	5,493	6	(6)	-	-	-	-
Titan General Agency – loan repayment	26,667	27	1,213,308	-	-	-	1,213,335
Shares issued for consulting services	10,479	10	248,094	-	-	-	248,104
Joint Venture partner capital contribution						50,000	50,000
Net loss / assets attributable to non-controlling interests	-	-	-	-	131,123	(131,123)	-
Net loss for the year ended December 31, 2022	-	-	-	-	(7,134,957)	-	(7,134,957)
Balance as of December 31, 2022	2,343,651	$2,344	$18,116,276	$-	$(10,463,048)	$(95,373)	$7,560,199

The accompanying notes are an integral part of these Consolidated Financial Statements

HEMPACCO CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31
	2023	2022
Cash flows from operating activities:
Net loss	$(13,442,221)	$(7,134,957)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	398,989	96,922
Amortization of warrant asset	165,026	-
Write down of fixed assets to net realizable value	4,874,917	1,721,663
Loss from equity method investment	28,619	437,375
Expensing (recovery) of related party debt	(444,962)	1,470,522
Stock based compensation and shares issued with debt issuances	448,956	248,103
Gain on conversion of notes payable	-	30,654
Gain on disposal of assets	-	10,690
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	263,910	(87,023)
Trade receivables, related parties	5,100	132,197
Prepaid expenses	516,654	225,715
Prepaid expenses, related parties	35,609	-
Inventories	(1,193,534)	(446,196)
Accounts payable	1,831,839	315,149
Accounts payable - related parties	(7,910)	(119,574)
Accrued liabilities	798,224	17,485
ROU assets and liabilities	(57,706)	-
ROU assets and liabilities: related party	(17,182)	1,028
Deferred revenues	(49,135)	(1,290,229)
Net cash used in operating activities	(5,844,807)	(4,370,476)
Cash flows from investing activities:
Purchases of property, plant and equipment	(179,390)	(103,868)
Loans to related parties	(2,912,034)	-
Purchase of intangibles	(230,911)
Cash paid for acquisition of Green Star Labs	(289,730)	-
Proceeds from disposal of equipment	-	40,000
Net cash used in investing activities	(3,612,065)	(63,868)
Cash flows from financing activities:
Equipment loan proceeds / (repayments)	-	(300,900))
Payment on short term loans	(6,597)
Proceeds from convertible notes payable	2,031,582
Proceeds from short-term loans and lines of credit	100,000	-
Repayments to related parties	(150,000)	(1,480,122)
Proceeds from short-term promissory note, related parties	432,982	50,000
Investment in Joint Venture	-	50,000
Proceed from sale of common stock	7,244,999	6,416,000
Offering costs paid in connection with sale of common stock	(634,600)	(685,772)
Net cash provided by financing activities	9,018,366	4,049,206
Decrease in cash and cash equivalents	(438,506)	(385,138)
Cash and cash equivalents at beginning of period	548,331	933,469
Cash and cash equivalents at end of period	$109,825	$548,331

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid for Interest	$83,763	$-
Cash Paid for Taxes	5,654	3,474

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in satisfaction of notes payable and accrued interest	146,940	56,592
Warrants issued with convertible notes	-	437,375
Marketing services and financing costs paid with shares or warrants	463,009	-
Accounts payable paid with shares	-	91,864
Purchase of equipment with short-term financing	137,640
Capital contribution by partner for equity in joint venture	-	50,000
Notes payable incurred in connection with acquisition of Green Star Labs	3,200,000	-
Increase in related party notes payable in connection with acquisition of Green Star Labs	687,647
Payment for equipment and intangible assets with shares	-	4,000,000
Net liabilities incurred in connection with Green Star Labs	838,093	-
Equipment loan repaid with shares	-	1,213,335

The accompanying notes are an integral part of these Consolidated Financial Statements

HEMPACCO CO., INC.

Notes to the Consolidated Financial Statements

December 31, 2023, and 2022

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

The Company merged with, and became a subsidiary of, Green Globe International, Inc. (“GGII”) on May 21, 2021.

On December 31, 2023, the Company acquired the controlling interest in Green Star Labs, Inc. making it a 100% wholly owned subsidiary.

We are focused on Disrupting Tobacco™ by manufacturing and selling nicotine-free and tobacco-free alternatives to traditional cigarettes. We utilize a proprietary, patented spraying technology for terpene infusion and patent-pending flavored filter infusion technology to manufacture hemp and herb-based smokable alternatives. We also offer nutritional supplement and beauty product manufacturing services through our recently acquired subsidiary, Green Star Labs, Inc.

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

Our Products:

We have launched the production and sale of our own in-house brand of hemp-based cigarettes, The Real Stuff Smokables, in three presentations: the twenty pack, the ten pack, and the Solito™ single pack, all of which are sold in our patented counter displays in convenience stores through master distributors.

We have also entered into several joint ventures to launch multiple smokables brands: Hemp Hop Smokables, a joint venture with rapper Rick Ross and Rap Snack's CEO James Lindsay; a joint venture with StickIt Ltd., an Israeli corporation, to manufacture cannabinoid sticks for insertion into other cigarettes; a joint venture to launch Cheech & Chong-branded hemp smokables; Hempacco Paper Co., Inc., a joint venture with Sonora Paper Co., Inc. focused on rolling papers; Organipure, Inc., a joint venture with High Sierra Technologies, Inc. focused on hemp smokables; and HPDG, LLC, a joint venture to launch smokables products with Alfalfa Holdings, LLC.

Because of the risk and uncertainty regarding the potential market for smokable products in California, the Company has focused on building its distribution network in other States and other Countries. Celebrity joint ventures bring a national demand for our products.

In July 2022, the Company acquired two existing cigarette manufacturing lines and approximately forty tobacco trademarks in exchange for the issuance of 200,000 common shares of Hempacco common stock valued at $20.00 per share. The $4,000,000 valuation initially was allocated $3,400,000 as to machinery, and $600,000 to the trademarks. A subsequent appraisal, performed in Mexico valued the equipment at $2,278,337. No value was allocated to the trademarks. As of December 31, 2022, the Company has recorded a one-time charge of $1,121,663 to its profit and loss account in order to reduce the asset costs to net realizable value.

On August 29, 2022, Hempacco Co., Inc. (the “Company”) entered into an underwriting agreement with Boustead Securities, LLC, as representative (the “Representative”) of the underwriters (the “Underwriters”) in connection with the initial public offering of the Company (the “IPO”). The Underwriting Agreement provides for the offer and sale of 100,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at a price to the public of $60.00 per share (the “Offering”). In connection therewith, the Company agreed to issue 7,000 warrants to purchase shares of Common Stock, exercisable from September 1, 2022, through August 29, 2027, and initially exercisable at $90.00 per share subject to adjustment as provided therein (the “Representative’s Warrants”). The Company also granted the Underwriters an option for a period of 45 days to purchase up to an additional 15,000 shares of Common Stock. The Offering is being made pursuant to a Registration Statement on Form S-1 (File No. 333-263805) (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission on August 29, 2022.

The Underwriting Agreement includes customary representations, warranties, and covenants by the Company. It also provides that the Company will indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or contribute to payments the Underwriter may be required to make because of any of those liabilities.

On September 1, 2022, the Offering was completed. At the closing, the Company (i) sold 100,000 shares of Common Stock for total gross proceeds of $6,000,000, and (ii) issued the Representative’s Warrants. After deducting the underwriting commission and expenses, the Company received net proceeds of $5,468,813.

Effective December 1, 2022, the Company engaged investor relations consultant Dr. Fischer and Partner GmbH of Hamburg Germany (“Fischer”) to promote the Company’s common stock in Europe and to promote the benefits of stock ownership in the Company. Fischer will also advise on the optimization of the Company’s capital structure and may introduce potential investors to the Company. The initial engagement period will be three months with the option of extension by mutual agreement. Compensation was composed of a total of $50,000 in cash, and the issuance of 1,500 shares of the company’s common stock.

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

The total purchase price paid by the Company was $3,500,000. The purchase price was allocated as to $1,776,000 for purchase of Green Star Labs, and $1,724,000 for the equipment. $3,200,000 of the $3,500,000 (a cash deposit of $300,000 was paid prior to closing) total purchase price was payable by the Company’s issuance of a convertible promissory note to the seller, which became effective on July 10, 2023. See Note 8 for further information regarding the promissory note.

On November 6, 2023, the Company signed two agreements with Aspire North America, LLC, (“Aspire”) as follows:

a)	Manufacturing & Supply Agreement (“MSA”)

b)	Exclusive Distribution Agreement (“EDA”)

Aspire is a leading Los Angeles based, developer, manufacturer, and marketer of cannabis vaporizer hardware.

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

The EDA provides for the Company, in the role of “Supplier” to award a worldwide “Master Distributor” agreement back to Ispire for all the supplier’s celebrity and influencer products produced by the Company. Ispire agrees not to sell nicotine-based products in North America..

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

On November 7, 2023, the Company incorporated a new wholly owned subsidiary, Hempacco Vape Co., Inc. in Nevada specifically for this new product line.

On December 31, 2023, the Company signed a Purchase Agreement and an accompanying Promissory Note with Green Globe International, Inc. in the amount of $2,500,000 for the acquisition of the remaining 50% equity ownership in Green Star Labs, Inc. thereby making GSL a wholly owned subsidiary of Hempacco Co., Inc. Hempacco, having acquired a significant interest in GSL initially accounted for its investment under the equity method following the guidelines of ASC 323. This method no longer applies due to GSL becoming a wholly owned subsidiary of Hempacco on December 31, 2023.

In order to comply with accounting standard ASC 805-50-05-5 which describes a merger or acquisition of companies under common control, thereby causing a change in the reporting entity, and considering that GGII had ceded control of GSL to HPCO with effect from July 1, 2023, the Company has consolidated the operating income and expenses of Green Star Labs, Inc. from July 1, 2023, through December 31, 2023.

Going Concern Matters

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net loss of $13,442,221 during the year ended December 31, 2023, and has an accumulated deficit of $23,588,666 as of December 31, 2023. During the year ended December 31, 2023, the Company’s net cash used in operations was $5,844,807.

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

Significant estimates relate to the following:

•        Management’s estimate of the allowances for credit losses related to accounts receivable, prepaid expenses, and loans to both third parties and related parties.

•        Management’s estimate of the allowances for slow moving inventory.

•        Qualitative and quantitative analysis of potential impairment of long-lived assets.

Revenue Concentration

Sales to five of the Company’s largest customers made up approximately 55% and 28% of our revenues for the year ended December 31, 2023, and 2022, respectively, and represents approximately 25% and 15%, respectively, of the total accounts receivable balances (before deduction of allowance) of $316,700 and $478,680, respectively, as of those dates. As a result of a legal dispute during 2022 and 2023. between one of these customers and a third party unconnected with the Company, we experienced a significant reduction in our projected revenues and cash flow from paper products for the year ended December 31, 2023. The loss of one or more of these customers would have a significant impact on our operations.

Our business often relies heavily on a few key customers. The loss of any of these significant customers could have a material adverse effect on our financial condition, results of operations, and cash flows. We continuously monitor customer relationships and diversify our customer base to mitigate this risk.”

Equity Method Investments in Unconsolidated Affiliates

We apply the equity method of accounting for investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions, operational decision-making authority, and material intercompany transactions. Under this method of accounting, our proportionate share of the net income (loss) resulting from these investments is reported in “Other income and expenses” in the consolidated statements of operations since the activities of the investees are closely aligned with, and a critical part of, our operations. The carrying value of our equity method investments is reported as “Equity investment in related party” in our consolidated balance sheets.

For all equity method investments, we record our share of an investee’s income or loss on a one quarter lag. We evaluate material events occurring during the quarter lag to determine whether the effects of such events should be disclosed in our financial statements. We classify distributions received from equity method investments using the cumulative earnings approach on our consolidated statements of cash flows. A change in our proportionate share of an investee’s equity resulting from issuance of common shares or in-substance common shares by the investee to third parties is recorded as a gain or loss in our consolidated statements of operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 323, “Investments-Equity Method and Joint Ventures” (Subtopic10-40-1).

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase. We have not experienced any losses related to these balances, and we believe the credit risk to be minimal. The Company does not have any cash equivalents.

Accounts Receivable

Trade accounts receivables are recorded in accordance with ASC 310, “Receivables.” Accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. As of December 31, 2023, and 2022, the Company reported an allowance of $90,572 and $247,411 respectively for doubtful accounts.

Inventory

Inventory is stated at the lower of cost or net realizable value on a first-in first-out basis. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. Costs include all expenses directly attributable to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess or aged inventories based on product shelf life, and other factors that affect inventory obsolescence.

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

For the year ended December 31, 2023, and 2022, the following outstanding dilutive securities were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31	December 31
	2023	2022
	(Shares)	(Shares)
Warrants	1,855,496	-
Promissory notes convertible to shares	5,919,229	125,000
Total dilutive securities	7,774,725	125,000

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities-current, and operating lease liabilities-noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our two leases do not provide an implicit rate, we have used our incremental borrowing rate(“IBR”) based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The Company incurred an impairment charge of 4,874,917 and $1,721,663 against certain long-lived assets for the year ended December 31, 2023, and 2022, respectively. A portion of these assets, comprising machinery and trademarks, were acquired for shares in July 2022. A subsequent appraisal indicated a lower current market value than the acquisition value, resulting in a write down of value in 2022. The Company incurred an impairment of long-lived assets for the year ended December 31, 2023, in the amount of $4,874,917 based upon a sale and a lease of manufacturing equipment recorded in May 2024 ($2,200,000), as well as an allowance for impairment of 590 kiosks.

Property and Equipment

Property and equipment are stated at the lower of net realizable value or cost. Depreciation is computed using the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Kiosks	5 years
Leasehold improvements	6 years or shorter of lease life
Production Equipment	20 years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income. The kiosks that the Company has not sold or placed in service as of December 31, 2023, are not being depreciated. However, Kiosks used for demonstration and marketing purposes have been depreciated since January 1, 2021.

As of December 31, 2023, the net book value of equipment (after deduction of impairment allowances) that is not currently in service is $922,000. This number includes the value of our kiosks that are available for sale or lease.

During the year ended December 31, 2022, the Company purchased two cigarette production equipment lines for $2,278,337. As of December 31, 2023, the net book value of this equipment, which is not yet placed in service, is $578,337. Subsequent to December 31, 2023, the Company entered into an operating lease agreement with a related party in respect of this equipment. An allowance for impairment of $1,700,000 was created in respect of this equipment as of December 31, 2023. See above note on Long Lived Assets.

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

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices for identical assets or liabilities in active markets or observable inputs.

Level 2 – Specifically, Level 2 inputs are observable inputs for the asset or liability. These inputs might not be as readily available as market prices but are still observable. Examples include:

○ Market-based observable data: Inputs derived from similar transactions or market data (e.g., pricing from comparable securities or benchmark indices).

○ Interest rate curves: These are observable yield curves used for discounting cash flows.

○ Volatility data: Volatility implied from options pricing.

○ Credit spreads: Observable credit spreads for debt instruments.

● Essentially, Level 2 assets rely on observable market data, but not necessarily direct market prices.

Level 3 – Significant unobservable inputs that cannot be corroborated by observable market data. Examples include:

● Level 3 assets are the most challenging to value because they rely on unobservable I inputs. These inputs are often proprietary or specific to the reporting entity.

● Examples of Level 3 assets include illiquid securities, certain derivatives, and private equity investments.

● Valuing Level 3 assets typically involves using internal models, discounted cash flow (DCF) analyses, or other estimation techniques. These assets lack observable market prices, so their fair value is more subjective and judgment-based.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, “Compensation–Stock Compensation,” which requires all such compensation to employees and non-employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the statement of operations over the requisite service period or as vesting occurs. The Company recorded $448,956 and $248,103 in share-based compensation expense for the years ended December 31, 2023, and 2022, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2023, and 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Advertising and Marketing Costs

Costs associated with advertising and marketing promotions are expensed as incurred. Advertising and marketing expense were $1,418,397 and $884,956 for the year ended December 31, 2023, and 2022, respectively.

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

Per Company policy, any product that doesn’t meet the customer’s expectations can be returned within the first 30 days of delivery in exchange for another product or for a full refund. Any product sold through a distributor or retailer must be returned to the original purchase location for any return or exchange. For the year ended December 31, 2023, and 2022, the Company has not recorded any reserves on revenue.

The majority of the Company’s revenue is derived from sales of branded products to consumers via our direct-to-consumer (DTC) ecommerce website, distributors, and retail and wholesale “white label” business-to-business (B2B) customers.

For larger orders, the Company requires the customer to make a deposit equal to 50% of the invoice or order total which is recorded as customer prepaid invoices and deferred revenue on the balance sheet. When the product is shipped the customer deposit is recorded into revenue. The Company recorded $1,749,362 and $214,789 in customer pre-paid invoices and deposits for goods ordered but not delivered, as of December 31, 2023, and 2022, respectively. These numbers do not include the $623,375 referenced in the ensuing paragraph.

In 2019, the Company entered into an arrangement with a customer whereby the Company was provided with product from the customer for the Company’s and the customer’s use. Under the arrangement, 50% of the product provided by the customer was to compensate the Company for their services for processing and packaging the customer’s remaining 50% share. The transaction was recorded at the fair market value of the inventory received, which was similar to the cost of the services to which were to be provided with an increase of $623,375 to inventory and customer deposits. As of December 31, 2023, and 2022, respectively, the customer deposit liability of $623,375 remained. The Company will defer revenue on customer deposits and record as revenue once product is delivered.

Non-Controlling Interests

The Company accounts for the non-controlling interests in its subsidiaries and joint ventures in accordance with U.S. GAAP topic 805: Business Combinations.

The Company has chosen to record the minority interests (NCI’s) in the equity section of the balance sheet, and on the income statement, the profit or loss attributable to the minority interests will be reported as a separate non-operating line item.

The Company measures its NCI’s using the percentage of ownership interest held by the respective NCI’s during the accounting period (for share of income or losses) plus the percentage of ownership of net assets at the beginning of the accounting period. As of December 31, 2023, and 2022, respectively, the Company reported a minority interest in its accumulated (gains)/losses and its net assets of ($411,513) and ($95,373), respectively.

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

In August 2023, FASB issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations – Joint Venture Formations, (Sub-Topic 805-60), Recognition and Initial Measurement and the Company has determined that it is already incompliance with the principles espoused in this sub-topic, which becomes effective for all new business combinations formed on or after January 1, 2025.

The Company has reviewed FASB Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740), Improvements to income tax disclosures, and has determined that no changes are currently required in order to comply with this standard which becomes effective for fiscal years starting after December 2024.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to have a material impact on our financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

As of December 31, 2023, and December 31, 2022, accounts receivable consisted of the following:

	December 31,	December 31
	2023	2022
Accounts receivable	$316,700	$478,680
Accounts receivable, related parties	-	-
Allowance for doubtful accounts	(90,572)	(247,411)
Total accounts receivable	$226,128	$231,269

NOTE 4 – INVENTORY

As of December 31, 2023, and December 31, 2022, inventory, which consists primarily of the Company’s raw materials, finished products is stated at the following amounts:

	December 31,	December 31,
	2023	2022

Finished goods	$801,684	$109,879
Raw materials (Net of obsolescence allowance)	1,740,944	535,252
Total inventory at cost less obsolescence allowance	$2,542,628	$645,132

The Company identified a potential for obsolescence in particular raw materials and provided an allowance for this risk in full in the year ended December 31, 2020. As of December 31, 2023, and 2022, respectively, this allowance remains unchanged. This obsolescence allowance is continually re-evaluated and adjusted as necessary.

NOTE 5 - PROPERTY AND EQUIPMENT

As of December 31, 2023, and December 31, 2022, property and equipment consisted of the following:

	December 31,	December 31,
	2023	2022

Production equipment	$5,805,362	$3,837,236
Leasehold improvements	31,431	12,431
Kiosks plus improvements	922,000	3,631,279
Less accumulated depreciation	(1,358,003)	(260,381)
Total property and equipment	$5,400,790	$7,220,565

Depreciation expense totaled $396,328 and $96,922 for the year ended December 31, 2023, and 2022, respectively.

NOTE 6 – OPERATING LEASES – RIGHT OF USE ASSETS

The Company entered into a 72-month agreement to lease approximately 6,300 square feet of manufacturing, storage, and office space on January 1, 2020, for a period of 6 years with a related party, Primus Logistics, Inc. (“Primus”) an entity controlled by the Company’s CEO. Approximately 1,800 sf (28.5%) is used as a manufacturing facility with the balance used as corporate offices and storage. There was no security deposit paid, and the lease carries no optional extension periods. The term of the lease is for six years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 6.23% within the calculation.

In addition to the rental of manufacturing space, the Company transacts routine storage business with Primus. The primary business of Primus is the provisions of cold storage facilities used for perishable raw materials and finished products from pharmaceutical manufacturing companies. The company stores its raw hemp smokable material with Primus.

Base monthly rent commenced at $10,000 per month, with subsequent defined annual increases. All operating expenses are borne by the lessee. Amounts payable to the related party for rent as of December 31, 2023, and December 31, 2022, were $0 and $5,163 respectively. On December 31, 2023, and December 31, 2022, the amounts of $0 and $25,000 respectively, of prepaid rent were included in the deposits and prepayments account.

The Company assumed a 63-month lease in respect of a 47,544-sf industrial building in San Diego, as part of the terms of the original Green Star Labs, Inc. acquisition from the joint venture partner. Base rent is $69,102 as of month 33, increasing by 3% on the anniversary date of the lease. The lease expires on July 31, 2024, and there is one 5-year option to extend for a further five years. The Company recorded a right of use asset and liability in the amount of $5,449,811 representing the net present value of the remaining lease payments at an incremental borrowing cost (“IBR”) of 5.75%. Management is reasonably certain that the lease will be extended for a further five years.

On October 26, 2023, the Company signed a new 91-month lease, effective January 1, 2024, in respect of its Ruffin Road premises. Rental payments commence at $$77,972 per month with annual 3.5% CPI increases. The lease calls for a $389,861 security deposit, due upon execution of the lease, which has yet to be paid. As this new lease was signed in October 2023, GAAP rules require that we adjust the valuations of ROU assets and liabilities carried on the balance sheet at December 31, 2023, to account for the potential increase in value at the date of the extension.

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

The following are the expected lease payments for Airway Road and Ruffin Road as of December 31, 2023. The lease is considered an “operating lease”.

	Related Party
Year Ending December 31	Airway Rd.	Ruffin Rd.	Total
2024	$129,362	$935,666	$1,065,028
2025	129,362	968,414	1,097,776
2026	-	1,002,309	1,002,309
2027	-	1,037,390	1,037,390
2028	-	1,073,698	1,073,698
Thereafter	-	2,955,867	2,955,867
Total lease payments	258,724	7,973,344	8,232,068
Less: imputed interest/present value discount	(17,130)	(1,726,033)	(1,743,163)
Total	$241,594	6,247,311	$6,488,905

Lease expense, on the straight-line basis was $655,075 for the year ended December 31, 2023, and $129,360 for the year ended December 31, 2022. The year 2023 includes the ROU asset of Green Star Labs from the date of acquisition.

NOTE 7 – OTHER SHORT-TERM LIABILITIES – EQUIPMENT LOAN

On December 11, 2019, The Company entered into a short-term loan for equipment to use in its production. The terms of the loan were $1,500,000 over 18 months with zero interest, which necessitated the calculation of an imputed discount of $109,627, which was being amortized over 18 months. During the year ended December 31, 2022, the Company amortized the remaining discount of $30,465 to interest expense.

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

As of December 31, 2023 and 2022, the principal balance of the loan was $0 and $0, respectively.

NOTE 8 – CONVERTIBLE NOTES

Other Notes Payable

The notes payable to Miguel Cambero for $100,000 and Ernie Sparks for $25,000 originally matured on October 23, 2022. Both notes were extended through April 30, 2023. On or about May 16, 2023, Ernest Sparks’ note and accrued interest of $4,032 was converted into 6,222 shares of the Company’s common stock. The conversion terms of the promissory note, called for conversion of the principal and accrued interest totaling $29,033 into common shares of Hempacco at a 25% discount to the weighted average closing price for the 30-days prior to the conversion date, which calculation produced a conversion rate of $0.4665. The additional interest expense due to the discounted conversion rate was $6,434.The Company’s note payable to Miguel Cambero, including accrued interest, was converted into 33,240 shares of common stock on August 9, 2023.The conversion terms of the promissory note date May 6, 2021, called for conversion of the principal and accrued interest totaling $117,907 into common shares of Hempacco at a 25% discount to the weighted average closing price for the 30-days prior to the conversion date, which calculation produced a conversion rate of $3.547. The additional interest expense due to the discounted conversion rate was $15,052.

Green Star Acquisition Note

On July 24, 2023, the Company issued a convertible promissory note in the amount of $3,200,000 in connection with the acquisition of 50% of Green Star Labs, Inc. See Note 2. The promissory note carries a 10% interest rate and matures twelve months from the issue date. The holder has the right, after 6-months after the issue date, to convert all or part of the then outstanding principal balance of the note into common stock of the issuer, provided, however, that the holder may not convert the note into Company common stock to the extent that such conversion would result in the holder’s beneficial ownership of the Company common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. Additionally, the note contains a maximum issuance limitation such that the note will no longer be convertible after the Company has issued an aggregate of 5,572,000 shares upon conversion of the Note. The applicable conversion price shall be 95.238% of the average closing price of the Company’s common stock during the three days immediately preceding the conversion. The note may be converted at any time after the 6-month anniversary of the note date. As of the date of issuance of these financial statements, this loan has matured and is currently in default. The Viva Veritas note does not become convertible until January 24, 2024, consequently the calculation of an embedded derivative value as of December 31, 2023, is not applicable until the end of Q1 2024. See Note 15 for details of current default status.

Convertible Notes Payable

On or around October 18, 2023, the Company issued a one-year Promissory Note, a Share Purchase Agreement and other supporting legal documents in connection with a series of Securities Purchase Agreements for the issuance of convertible promissory notes for each tranche of funding with First Fire Global Opportunities Fund, LLC. (“First Fire”) who will bring in a participating partner, Mast Hill Fund, L.P. ("Mat Hill"), who will, from time-to-time advance additional funds on the same terms and conditions that apply to the First Fire loans. The aggregate amount of these agreements is not to exceed $3,000,000 (the Commitment), with the first Promissory Note having a principal amount of $277,778 and a purchase amount of $250,000. Each Note will carry an interest rate of 10% per year in addition to the 10% Original Issuer Discount (“OID”). The investors will receive additional compensation comprised of i) the issue of common shares (the commitment shares) amounting to 10% of each Promissory Note amount and warrants to purchase common shares at $1.50 per share (provided the loan is not in default) during a period of five years from the date of the Promissory Note. The warrant number is derived from the percentage that 1,300,000 warrants bear to a total purchase commitment of $3,000,000. The Note Holder is restricted from holding more than 4.99% of the Company’s outstanding common shares at any time.

On October 18 and October 19, 2023, First Fire and Mast Hill Fund funded tranches one and two of the commitment in the gross amounts of $277,778 and $835,000 respectively. After deduction of 10% original issuer discount of $27,778 and $83,500 respectively, and brokers’ commission and fees of $30,000 and $64,740 respectively, the Company received net proceeds of $220,000 and $686,760 respectively. Additional compensation comprising 11,127 placement shares and 48,220 warrants were issued to the lenders and brokers. Loan repayments are scheduled to commence on February 18 and February 19, 2024, respectively in the amounts of $46,300 and $139,178 for six months followed by two payments of $9,300 and $27,956 respectively.

On December 12 and December 19, 2023, Mast Hill and First Fire funded tranches three and four of the commitment in the gross amounts of $835,000 and $277,778 respectively. After deduction of 10% original issuer discount of $83,500 and $27,778 respectively, and brokers’ commission and fees of $47,940 and $22,500, the Company received net proceeds of $703,560 and $227,500 respectively. Additional compensation comprising 11,127 placement shares and 48,220 warrants were issued to the lenders and brokers. Loan repayments are scheduled to commence on April 11 and April 18, 2024, respectively in the amounts of $139,178 and $46,300 for six months followed by two payments of $27,956 and $9,300 respectively.

All four of the First Fire and Mast Hill promissory Notes may be converted, at the lenders discretion, into Hempacco common shares at a fixed conversion rate of $15.00 per share, or, should the loans be in default due to non-payment of the scheduled amortization payments, at the default conversion rate of 87.5% of the 5-day closing VWAP of Hempacco common shares. See Note 15 for subsequent conversions of convertible notes.

NOTE 9 – WARRANTS

Between 2021 and 2023 the company issued warrants to investment bankers, promissory note lenders and entertainment talent for commissions and product endorsements.

Boustead Securities were issued 91,000 warrants on December 15, 2021pursuant to their underwriting agreement. On September 6, 2022, 100% of the warrants were exercised under the cashless option clause resulting in the issuance of 54,928 shares of the company’s common stock.

On January 25, 2023, the Company issued fully vested warrants to purchase 500,000 shares of the Company’s common stock to non-employees as compensation for services (“Compensation Warrants”). The Compensation Warrants have an exercise price of $1.00 and a contractual life of 5 years. As of December 31, 2023, total compensation costs related to the common stock warrants not yet recognized amounted to approximately $305,802. The amounts were recorded as prepaid compensation, for which there is a current and noncurrent portion that is amortized over the life of the contract. As of December 31, 2023, the current portion of $74,891 is included in prepaid expenses and other current assets on the balance sheet and the noncurrent portion of $230,911 is included in other assets. During the year ended December 31, 2023, $68,651 was amortized to sales and marketing expense.

A summary of the warrants issued, exercised and expired are shown below:

		Weighted	Remaining
		Avg	Contractual
Warrants	Shares	Exercise price	Life in years
Balances as at December 31, 2022	-	$-	-
Issued	185,555	13.65	4.5
Exercised	-	-	-
Expired	-	-	-
Balances as at December 31, 2023	185,555	13.65	4.5

A summary of the outstanding warrants by holders’ name as at December 31, 2023, is shown in the table below.

Date		Number of	Exercise	Black-Scholes
2023	Name	5-yr Warrants	Price	Valuation
2-14 and 10-19	Boustead Securities	19,558	$15.00	$194,257
2-14 and 10-19	EF Hutton	19,557	15.00	194,257
10-18 and 12-18	First Fire Global	24,074	15.00	58,245
10-19 and 12-11	Mast Hill Fund	72,366	15.00	193,572
4-Jan	Spanky's Clothing, Inc.	50,000	10.00	374,453
		185,555		$1,014,784

The Black-Scholes / Binomial Option Pricing Model both use the following variables to calculate the value of an option or warrant for the years ended December 31, 2023, and 2022.

	Input Range	Input Range
	December 31	December 31
Description	2023	2022
a) Price of the Issuer’s Security	$3.20 - $3.38	$3.34 - $3.38
b) Exercise (strike) price of Security	$7.50 - $15.00	$7.50 - $15.00
c) Time to Maturity in years	3 to 5 years	3 to 5 years
d) Annual Risk-Free Rate	2-year T-Bill	2-year T-Bill
e) Annualized Volatility (Beta)	59% - 493%	59% - 493%

NOTE 10 – OTHER LOANS PAYABLE

On June 15, 2020, The Company entered into a loan agreement with a third party whereby the Company received $85,000. The terms of the loan were for one year, with 0% interest. On January 15, 2021, the lender further advanced $83,328 on the same terms. In December 2021, a letter agreement and loan extension were signed by the lender in which it was confirmed that the new maturity date of the loan would be August 15, 2023. The maturity date was subsequently extended to August 15, 2024. the note is currently in default As of December 31, 2023, and December 31, 2022, the balance outstanding was $136,173 and $142,770, respectively.

In July 2021, the Company secured a line of credit facility with First Citizens Bank in the amount of $100,000. The line of credit bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time and matures in July 2024. The line of credit is guaranteed by the CEO of the Company. As of December 31, 2023, $100,000 was owed on the line of credit.

On or about April 1, 2023, the Company acquired three items of laboratory equipment from Norvoc Bioscience, Inc. with a total cost of $233,369. Payment for this equipment is being made with goods and services provided to the vendor. As of March 31, 2024, the outstanding balance remaining was $44,431.

FundCanna (Capital Holdings, LLC)

On October 23, 2023, the Company entered into a receivables funding agreement with FC Capital Holdings, LLC (aka “FundCanna”). This agreement is structured as a “purchase and sale of future receivables” agreement and not a loan. Amounts funded under this agreement will be secured by future receivables equal to 130% of the amount advanced. This represents a 23.08% discount on the amount of receivables.

The Purchaser (FundCanna) will own 4.5% (the “Purchased Percentage”) of the seller’s future receivables. The Seller (the Company) will make weekly remittances based on the Monthly Average Sales x Purchased Percentage / Average Weeks in a Calendar Month. An initial processing fee of $2,000 was paid by the Company. Between October 27, and October 30, 2023, the purchaser advanced a total of $186,000 to the Company.

Commencing on November 2, 2023, and continuing until December 28, 2023, the Company made sixteen payments to the purchaser totaling $48,360. As at December 31, 2023, the balance due to the purchaser, excluding the discount, is $154,752. Subsequent to December 31, 2023, the Company made additional repayments amounting to $27,303.

NOTE 11 - RELATED PARTY TRANSACTIONS

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

As of December 31, 2023 and 2022, the Company owed $98,700 and $0 and was owed $0 and $0, respectively, by UST Mexico, Inc./ US Tobacco de Mexico ("UST"). The Company sells hemp products to UST and provides manufacturing consulting services. The value of goods and services provided to UST was $29,119 and 17,386 for the year ended December 31, 2023, and 2022, respectively, and the value of goods and services provided by UST was $540,208 and $192,181 for the year ended December 31, 2023, and 2022, respectively. Disbursements made to UST, net of repayments amounted to $1,466,597 for the prepaid services during the year ended December 31, 2023. $758,184 of the prepaid services were expensed to related party loans during the year ended December 31, 2023 as the prepaid expenses were determined to be unrecoverable. UST is a manufacturer of tobacco cigarettes in Mexico and provides consulting services and parts for the Company’s equipment. Subsequent to December 31, 2023, through the date of issuance of this report, the Company made payments totaling $72,100 to UST.

As of December 31, 2023, UST owned 947,200,000 shares of common stock of Green Globe International, Inc., representing 1.72% of the issued and outstanding common stock of the parent company of Hempacco. UST is a related party by virtue of Sandro Piancone’s 25% interest in UST.

As of December 31, 2023, and 2022, we owed Primus Logistics, our landlord and an entity which is owned 90% by Mr. Piancone, $0 and $5,163, was paid for rent, inventory and product storage during the years ended December 31, 2023 and 2022 respectively. As of December 31, 2023, and 2022, Primus Logistics had been paid $0 and $25,000, respectively, in advance for rent. Total disbursement made to Primus Logistics during the year ended December 31, 2023, were $279,300, offset by goods and services provided by primus amounting to $145,057. $105,967 was expensed under expensing of related party loans in the year ended December 31, 2023. Subsequent to December 31, 2023, through the date of issuance of this report, the Company made payments totaling $85,500 to Primus Logistics.

Lake Como is owned/controlled by Sandro Piancone. This entity is used primarily as a sales company, and sometimes sells products purchased from Hempacco. The Company had receivables of $0 and $0 due from Lake Como as of December 31, 2023, and December 31, 2022, respectively.

On or about March 1, 2022, the Company entered into a mutual line of credit agreement with its parent company, Green Globe International, Inc. The purpose is to facilitate short-term borrowing needs on an interest-free basis, with advances being subject to repayment within 90 days with a maximum of $500,000 allowed to be outstanding within any 90-day period. On December 1, 2022, the maximum amount was increased to $1,500,000 and on September 30, 2023 , increased to $1,800,000. On December 31, 2023 the Company applied the entire loan balance of $1,812,352 towards the $2,500,000 note payable that was issued in conjunction with the Green Star Labs acquisition. As a result, the balance owed to GGII was $687,647.

During the year and prior to the acquisition, the Company had reserved $1,309,113 of the loan to GGII, and recorded the amount to expensing of related party debt. Upon the application of the entire loan balance against the convertible note issued, the Company had reversed this amount previously recorded to expensing of related party loans.

As of December 31, 2023, the balance owed to GGII by the Company was $687,647. This amount was subsequently paid by the issuance of $639,897 of HPCO common shares and the application of $47,750 of accounts receivable.

Subsequent to December 31, 2023, and the date of issue of this report, the sum of $84,912 was advanced to GGII.

On or about March 18, 2022, the Company issued a promissory note to a related party for $50,000. The note carried an interest rate of 8% and matured on June 18, 2022. A series of extension amendments were signed, and the principal amount of the note was paid On August 1, 2023. Two further advances of $100,000 were made by the related party to the Company on October 13, 2023, and November 17, 2023, respectively. The first of these advances was repaid on October 25, 2023. As of December 31, 2023, $100,000 was owed to this party, interest of $4,762 was accrued as of December 31, 2023, and the note matures on August 17, 2024.

During the months of September and October 2023, Sandro Piancone, the Company’s CEO made several cash advances to the Company totaling $135,000. On October 20, 2023, $14,000 was repaid to Mr. Piancone. As of December 31, 2023, $121,000 was owed to Mr. Piancone. The note incurs interest at 8%, was due June 30, 2024, and was extended for 92-days to September 30, 2024.

On December 31, 2023, the Company signed a $2,500,000 one-year promissory note in favor of its parent company, Green Globe International, Inc. in connection with its acquisition of the 50% equity interest of Green Star Labs, Inc. Interest at 10% per annum accrues only on that portion of the note paid by the issuer in cash. On December 31, 2023, the note balance was reduced by the net loans receivable and payable balances due from GGII of $276,251, leaving an outstanding balance of $687,647 (subsequently reduced by accounts receivable of $47,750) which was paid by the issuance of 186,010 shares of HPCO common stock on March 8, 2024. As a result of the change of accounting policy that required the full consolidation of Green Star Labs with Hempacco with effect from July 1, 2023, the subsequent payment to GGII was re-classified as a “deemed dividend” and deducted from the net equity accounts and not held as a goodwill asset.

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

The following is a reconciliation of income tax expense for the year ended December 31, 2023, and 2022.

	2023	2022
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(2,665,343)	(1,414,867)
State	(395,533)	(397,965)
	(3,060,876)	(1,812,832)
Valuation allowance	3,060,876	1,812,832
Total provision for income taxes	$-	$-

The Company’s net deferred tax assets as of December 31, 2023, and 2022, consisted of the following:

	2023	2022
Depreciation and amortization	$-	$-
Reserves and accruals	206,274	212,030
Research and development credits	-	-
Net operating loss carryforwards	5,411,983	2,345,351
Gross deferred tax assets	5,618,257	2,557,381

Valuation allowance	(5,618,257)	(2,557,381)

Net deferred tax assets	$-	$-

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

The following is a reconciliation of the federal income tax provision at the federal statutory rate to the Company’s tax provision attributable to continuing operations:

	Year Ended December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	3.0%	5.7%
Stock based compensation	(0.7%)	0.7%
Meals and entertainment	0.1%	(0.0%)
Change in valuation allowance	(23.2%)	(25.9%)
Effective tax rate	0.0%	1.5%

The difference between the effective tax rate and the stated tax rate is primarily due to a full valuation allowance on the deferred tax assets and permanent differences due to non-cash related charges.

As of December 31, 2023, the Company’s net operating losses (NOL’s) on a gross basis were $21,453,647, which can be carried forward indefinitely to offset future taxable income.

The Company’s tax returns are subject to examination by United States Internal Revenue Service authorities as well as the California Franchise Tax Board, beginning with the period ended December 31, 2019. There are no current tax examinations.

NOTE 13 - STOCKHOLDERS’ EQUITY

 Common Stock

On or about April 7, 2022, the Company sold 20,800 shares of Hempacco common stock at $20.00/share to nine investors, eight of which were third parties. The Company received gross proceeds of $416,000, and net proceeds of $339,475 after payment of commissions and expenses to the Company’s registered broker and the payment of expenses associated with the private offering and the Public Offering.

On or about July 15, 2022, The Company acquired from Nery’s Logistics, Inc., an entity that is a significant shareholder (greater than 10%) of the Company's parent, two cigarette production equipment lines together with multiple cigarette and cigar-related trademarks. The total acquisition price was deemed to be $4,000,000 to be paid solely by the issuance of 200,000 common shares of the Company. $3,400,000 was initially allocated to the value of the equipment, and the balance of $600,000 was allocated to the intangible assets. See note 13 for additional information concerning the value of these assets.

On July 15, 2022, The Company also settled two vendor accounts payable balances totaling $100,000 by the issuance of 5,000 common shares of the Company.

On September 6, 2022, Boustead Securities LLC submitted a notice of the exercise of the warrant purchase option, pursuant to paragraph 1.3.1 of the Underwriting Agreement. Boustead elected to convert its right to purchase 7,000 common shares at $9.00 per share using the cashless basis formula into 5,493 shares of common stock. The market price of these shares on the issue date was $4.74 per share resulting in additional underwriting expenses of $260,358, which was an increase and decrease to additional paid in capital.

On September 17, 2022, the Company entered a Marketing Services Agreement with North Equities Corp. of Toronto, Canada, effective September 19, 2022, for an initial period of 6-months. Compensation for the initial period will be by the issuance of 4,149 rule 144 restricted shares of the Company’s common stock. This amount represents a market value of approximately $100,000 as of the effective date. The shares were issued to North Equities Corp. of Toronto on October 4, 2022. The Company will also reimburse North Equities for all direct, pre-approved and reasonable expenses incurred in performing the marketing services.

On October 12, 2022, the Company entered a Broadcasting and Billboard Agreement with FMW Media Works LLC (“FMW”) of Hauppauge, New York, for a period of three months. FMW will produce an informative TV show which will discuss the Company and its business. Total compensation will be made by the issuance of 6,329 rule 144 restricted common shares of Hempacco. The market value of the issued shares was $148,103 and was expensed in full in 2022.

On February 1, 2023, the Company entered a second Broadcasting and Billboard Agreement with FMW Media Works LLC (“FMW”) of Hauppauge, New York, for a period of twelve months. FMW will produce an informative TV show which will discuss the Company and its business. Total compensation will be made by the payment of $7,500 per month in cash, and the issuance of 25,000 rule 144 restricted common shares of Hempacco. The market value of the issued shares was $307,250 and was expensed in full in 2023.

On or around February 5, 2023, the Company issued 1,500 shares to Dr. Fischer and Partner GmbH/ Ruediger Beuttenmueller for IR consulting services in Europe pursuant to a consulting contract effective December 1, 2022, and terminating on February 20, 2023. See Note 1.

On February 14, 2023, the Company sold 483,000 shares of Hempacco common stock at $15.00 per share to its underwriters in the Company’s second public offering, and to Boustead Securities, LLC (“Boustead”) and EF Hutton pursuant to the underwriting agreement, in connection with the offering (the “Underwriting Agreement”). After deducting the underwriting commission and expenses, the Company received net proceeds of $6,610,400.

On or about April 4, 2023, the Company entered into an agreement with Tactic LLC to make a web-based augmented reality experience active from QR codes printed on “Snoop Daze” packaging. Total cost of this project was $100,000, with 40% of this paid in Hempacco common shares. Accordingly on November 16, 2023, 10,814 shares, with a value of $40,000, were issued to Tactic LLC.

On May 16, 2023, 6,222 shares of the Company’s common stock were issued to Ernest Sparks for conversion of his promissory note and accrued interest (see Note 8 above).

On August 9, 2023, 33,240 shares of the Company’s common stock were issued to Miguel Cambero for conversion of his promissory note and accrued interest (see Note 8 above).

On or around September 26, 2023, the Company issued 25,000 shares to FMW MediaWorks for media services pursuant to an additional consulting contract dated February 2, 2023. The shares were issue at the then market price of $3.70 for a total expense of $92,500.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

On or about October 7, 2022, the Company accepted service in a suit filed in the United States District Court for the Southern District of New York by Long Side Ventures LLC, R & T Sports Marketing Inc., Sierra Trading Corp., Taconic Group LLC, KBW Holdings LLC, Robert Huebsch and Ann E. Huebsch, Joseph Camberato, Joseph Crook, Sachin Jamdar, Michael Matilsky, Gerard Scollan, and Daisy Arnold (collectively “Plaintiffs”) against Hempacco Co., Inc., Mexico Franchise Opportunity Fund, LP, Sandro Piancone, Jorge Olson, Neville Pearson, Stuart Titus, Jerry Halamuda, Retail Automated Concepts, Inc. f/k/a Vidbox Mexico Inc., and Vidbox Mexico S.A. De C.V. (collectively “Defendants”) (Case No. 1:22-cv-08152 (ALC)), alleging that (i) Plaintiffs previously received a judgment (the “Judgment”) in a New York state court action (the “State Action”) against Retail Automated Concepts, Inc. (“RAC”) and Vidbox Mexico S.A. De C.V. (“Vidbox Mexico”), for breach of promissory notes issued by RAC to Defendants in 2018 and guaranteed by Vidbox Mexico, and (ii) prior to the filing of the State Action,

As a result of the Court’s September 29, 2023, dismissal of Hempacco Co., Inc., Pearson, Halamuda and Titus from the litigation, the Company has decided to discontinue it’s defense of this lawsuit. Accordingly on June 11, 2024, Richard Weingarten, Partner in the law firm of Slarskey LLC filed a motion to withdraw their representation of Hempacco, MFOF, Piancone, Pearson, Halamuda, Titus and Olson. The Defendants remaining in this action following the Court’s September 29, 2023, Opinion are not currently in default of any pending obligations.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these financial statements.

On October 1, 2023, (effective January 1, 2024) the Company signed 5-year operating rental agreement with UST Mexico, Inc. for two cigarette manufacturing lines located in Tijuana, Mexico. UST will pay $25,000 per calendar month for 60 months commencing on January 1, 2024. Ownership of the assets remains with the Company.

On January 1, 2024 the renewed Rufin Road lease became effective. The Company had signed a new 91-month lease in October 2023 in respect of its Ruffin Road manufacturing facility. Rental payments commence at $77,972 per month with annual 3.5% CPI increases. The lease calls for a $389,861 security deposit, due upon execution of the lease. The Company, after appropriate research, has calculated the revised value of the ROU asset and liability, which will be applied with effect from January 1, 2024. As this new lease was signed in October 2023, GAAP rules require that we adjust the valuations of ROU assets and liabilities carried on the balance sheet at December 31, 2023, to account for the potential increase in value. As of the date of issuance of this report, the Company had not paid the required security deposit, and was planning to negotiate payment terms with the landlord.

On January 8, 2024, Mast Hill Fund funded the fifth and final tranche of the $3.0 million commitment in the gross amount of $774,444. After deduction of 10% original issuer discount of $77,444, brokers’ commission and fees of $69,258, the Company received net proceeds of $627,742. Additional compensation comprising 8,054 placement shares and 34,902 warrants were issued to the lenders and brokers. Loan repayments are scheduled to begin on May 8, 2024, in the amount of $129,084 per month for six months, followed by two payments of $25,928.

On January 9, 2024, the Company received a letter from Nasdaq advising us of our non-compliance with listing rules related to the holding of shareholder meetings, in particular the annual general meeting for the fiscal year ended December 31, 2022. The company was given 45 calendar days to submit a plan to regain compliance, which if accepted would allow Nasdaq to grant an extension of time, until June 28, 2024, to hold this meeting. The Company submitted the required plan prior to February 23, 2024, and was subsequently granted the 180-day extension.

On January 29, 2024, Viva Veritas LLC submitted a Notice of Conversion to the Company. Specifically, Viva Veritas elected to convert $440,985 of principal from the $3,200,000 promissory note. Based on the conversion terms of the note, 139,995 shares were issued at a value of $3.15 per share. The remaining balance of the note after this conversion is $2,759,015 plus accrued interest.

The loan payments due on the first tranche of First Fire/Mast Hill promissory note loans were not made on the due dates February 18th/19th), consequently these first two notes are now in default under paragraph 3.20 of the Note. This triggers a default interest rate of 16%, and also a change in the calculation of the conversion rate from a fixed $15.00 per share to 87.5% of the lowest average VWAP in the 10 days prior to the conversion date. On March 18-19 the company was unable to make the second installments of the October promissory notes amortization payments, and the total of overdue payments stands at $370,956.

Between February 23, 2024, and April 30, 2024, Mast Hill Fund submitted a total of 20 individual Notices of Conversion to the Company in respect of their promissory notes dated October 19, 2023, December 11, 2023, and January 8, 2024, for aggregate amounts of $244,444 of accrued interest, $21,000 of fees and $330,418 of principal. A total of $595,862 was converted at an average conversion rate of $1.50 (post-split) per share for a total of 396,261 shares of the company’s common stock.

On March 5, 2024, the Company received a notification from Nasdaq referencing their prior notification of January 9, 2024, in which the Company was advised that due to its not having held an Annual General Meeting for the fiscal year 2022, it no longer complied with Nasdaq listing rules for continued listing. The Company was granted a 180-day extension to June 28, 2024, to hold this meeting. As of June 28, 2024, the Company had failed to hold the required Annual General Meeting for the fiscal year ended December 31, 2022, and consequently has not regained compliance with Nasdaq rules.

On March 8, 2024, following GGII and HPCO’s Board of Directors resolutions approving the repayment of $639,747.98 of loan payable balance due by HPCO to GGII in shares, the Company issued a directive to Transfer Online for the issuance of 276,251 shares of common stock to Green Globe International, Inc. This represents a conversion rate of $2.32, the post-split closing price on March 7, 2024.

On March 13, 2024, the Company effected a one for ten (1:10) reverse stock split on its common stock and reduced its authorized shares to 20,000,000 and 5,000,000 common and preferred shares respectively. The par value is unchanged at $0.001.

On March 14, 2024, First Fire Global Opportunities Fund presented a Notice of Conversion to the Company in respect of their promissory note dated October 18, 2023, for $27,778 of accrued interest, and $57,875 of principal in aggregate $85,653 to be converted at an average conversion rate of $1.85 (post-split) per share for a total of 46,299 shares of the company’s common stock.

On March 25, 2024, Mast Hill Fund funded the first tranche of a new round of funding in the gross amount of $379,288. After deduction of 10% original issuer discount of $37,928, brokers’ commission and fees of $33,309, the Company received net proceeds of $308,051. Additional compensation of 113,786 warrants were issued to the lender. Loan repayments are scheduled to begin on July 25, 2024, in the amount of $63,220 per month for six months, followed by two payments of $12,699.

On March 29, 2024, First Fire Global Opportunities Fund funded the first tranche of a new round of funding in the gross amount of $111,111. After deduction of 10% original issuer discount of $11,111, brokers’ commission and fees of $8,000, the Company received net proceeds of $92,000. Additional compensation of 33,333 warrants were issued to the lender. Loan repayments are scheduled to begin on July 25, 2024, in the amount of $18,520 per month for six months, followed by two payments of $3,720.

On April 15, 2024, First Fire Global Opportunities Fund presented a second Notice of Conversion to Hempacco in respect of their promissory note dated December 18, 2023, for $27,778 of accrued interest, and $20,604 of principal in aggregate $40,382 to be converted at an average conversion rate of $0.87 (post-split) per share for a total of 46,299 shares of the company’s common stock.

On April 18, 2024, the Company received a written notice from Nasdaq indicating that the Company was not in compliance with Nasdaq’s Listing Rules with regard to filing our annual report on Form 10-K for the year ended December 31, 2023. We have 60 days to submit our plan for regaining compliance, which, if accepted by Nasdaq, will provide us with a 180 day extension until October 14, 2024 to regain compliance.

On April 19, 2024, the Company executed a 30-day promissory note in favor of Fumari Mexico, S. De R.L. De C.V. in the amount of $230,714.32. This sum represents compensation for the early cancellation of the Manufacturing Service Agreement entered into on February 27, 2023, between Hempacco and Fumari. If the note is not paid by May 19, 2024, a monthly late fee of 1.5% of the outstanding principal balance will accrue until the note is paid in full.

On April 23, 2024, Mast Hill Fund funded the second tranche of a new round of funding in the gross amount of $379,289. After deduction of 10% original issuer discount of $37,929, brokers’ commission and fees of $33,309, the Company received net proceeds of $308,051. Additional compensation of 113,786 warrants were issued to the lender. Loan repayments are scheduled to begin on August 23, 2024, in the amount of $63,220 per month for six months, followed by two payments of $12,699.

On April 29, 2024, Viva Veritas LLC submitted a second Notice of Conversion to Hempacco. Specifically, Viva Veritas elected to convert $69,026 of principal from the $3,200,000 promissory note. Based on the conversion terms of the note, 72,000 shares were issued at a value of $0.9587 per share. The remaining principal balance of the note (excluding accrued interest) after this conversion is $2,689,989.

On May 2, 2024, the Company sold its US based cigarette manufacturing line for $550,000, this will result in an approximate loss on sale of $533,000. Accordingly, an impairment allowance of $500,000 has been charged to the income statement for the year ended December 31, 2023.

On May 3, 2024, The Board of Directors of Hempacco Co., Inc. approved a resolution approving the implementation of the previously approved Directors’ Compensation Plan. The basic terms of the compensation will remain the same except for the cash payment portion, which, due to the cash flow circumstances, will be paid by issuance of common shares. Subsequently 76,596 shares were approved for issuance in settlement of this obligation for the period commencing March 1, 2022, through May 31, 2024. In addition, 29,375 three-year warrants were approved, vesting monthly.

On May 15, 2024, Viva Veritas LLC submitted a third Notice of Conversion to the Company. Specifically, Viva Veritas elected to convert $90,700 of principal from the $3,200,000 promissory note. Based on the conversion terms of the note, 100,000 shares were issued at a value of $0.9070 per share. The remaining principal balance of the note (excluding accrued interest) after this conversion is $2,599,289.

On May 20, 2024, the Board of Directors (with the Written Consent of Stockholders) of Cheech and Chong’s Hemp Company decided to dissolve the company as a result of the self-executing Event of Dissolution of the Joint Venture Agreement dated January 1, 2022, between Hempacco and Cheech and Chong’s Cannabis Company. This event was triggered by the reduction of sales and/or net profits below the pre-determined level agreed upon in writing by the JV Partners.

On May 23, 2024, the Company received a notification from Nasdaq advising the Company that the non-filing of its quarterly report on Form 10-Q by the due date, has resulted in the Company being non-compliant with Nasdaq rules, and that the Company now has a period of 60-days in which to submit a plan of action to cure this non-compliance. Should our plan be accepted an extension period of 180-days from the due date maybe granted.

On June 1, 2024, the Company issued a 180-day, 8% promissory note to Tradelink Inc.in exchange for $250,000 in cash.

On June 17, 2024, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State for Nevada, in which the authorized share capital was increased from a total of 25 million (post reverse stock-split) to a total of 105million shares of which 100 million are designated as common shares and 5 million are designated as preference shares. This decision was taken in order to be rteady to accommodate any new issues resulting from a financing or investment situation.

On June 26, 2024, Viva Veritas LLC submitted a fourth Notice of Conversion to the Company. Specifically, Viva Veritas elected to convert $145,888 of principal from the $3,200,000 promissory note. Based on the conversion terms of the note, 188,000 shares were issued at a value of $0.7760 per share. The remaining principal balance of the note (excluding accrued interest) after this conversion is $2,453,401.

On or about June 26, 2024, the Company entered into a Product Supply Agreement with Sprouts Holdings, LLC (“Sprouts”), an affiliate of Alfalfa Holdings, LLC, which superseded the prior joint venture and services agreement with Alfalfa and Talent, and pursuant to which the Company will manufacture and supply products to Sprouts Holdings, LLC, including the “Dogg lbs” brand of CBD gummies.

On July 1, 2024, The Company received the expected Notification of delisting from Nasdaq, primarily for not meeting the annual meeting requirement by the deadline date of June 28, 2024.is also delinquent in filing Form 10-K for the year ended December 31, 2023, and Form 10-Q for the quarter ended March 31, 2024. The Company was also reminded of its continued delinquencies in not filing its annual report on Form 10-K and its quarterly report for the 3-months ended March 31, 2024, on Form 10-Q.The Company has until July 8, 2024, to file a request for an appeal hearing and a stay of the suspension pending this hearing. The hearings are typically held within 30 – 45 days from the date of application. The Company plans to request a hearing by the designated due date and also plans to be compliant with all Nasdaq listing rules before the scheduled hearing date.

On July 7, 2024, the Company made an application for a hearing and a stay of the delisting until a determination is received from the hearing panel. On July 8, 2024, the Company received an official confirmation letter of our request for a hearing, and advised that the hearing date would be August 13, 2024 at 9:00 a.m. Eastern Time. The letter explained the various written submission that should be sent to the hearing panel prior to the hearing date. The oral hearing will be held via videoconference. The Company anticipates that all outstanding SEC filings will be completed by the hearing date, and that a shareholders meeting will have been scheduled, where additional independent Directors will be appointed.

On July 16, 2024, the Company received a notification from Nasdaq in which the Company was  advised that due to its share price having closed at less than $1.00 for 30 consecutive business days, that the Company is no  longer in compliance with Nasdaq rules on this topic. The Company has received an automatic 180-day period in which to regain compliance. This matter will be included in the Company’s written plan of compliance that will be submitted to Nasdaq prior to the scheduled hearing on August 13, 2024.

On July 29, 2024, the Company signed an investor relations consulting agreement with IR Agency for the provision of consulting services for a period of one month. Compensation is comprised of $250,000 in cash payable by July 19, 2024.

Subsequent to December 31, 2023, Mast Hill Fund has converted principal, interest and fees of $595,862 into 396,261 shares of common stock. First Fire Global Opportunities has converted principal, interest and fees of $134,035 into 92,598 shares of common stock. Viva Veritas has converted principal, interest and fees of $746,599 into 499,995 shares of common stock. Some of these conversions are detailed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (December 31, 2023), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management is currently working to improve this situation through a system of staffing evaluation and document review processes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of the CEO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and disposition of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, management used the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (the Company’s CEO and CFO) identified the following weaknesses in the Company’s internal control over financial reporting as of December 31, 2023:

•

We did not yet fully completed and implemented adequate controls over the documentation of accounting and financial reporting policies and procedures in certain areas, specifically inventory control. We did hire additional accounting personnel such that we feel comfortable that full control of our internal procedures will be implemented in the coming twelve months.

•

We still have a weakness in the area of related party transactions, which resulted in our failure to identify and disclose certain related party transactions and certain related party transactions were not formally authorized.

•	We have made considerable improvements in the area of segregation of duties, but weaknesses were discovered in the control of cash disbursements.
•	Our revenue recognition procedures did not prevent us from recording a small percentage of revenue for which the earnings process was not complete.

As a result of these weaknesses, management concluded that the Company did not maintain an effective system of internal controls over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

During the year ended December 31, 2023, management has increased the quantity and quality of the accounting personnel and has documented the accounting procedures relative to all areas of our manufacturing and operations.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting in accordance with applicable SEC rules that permit us to provide only management´s report in this report.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIUVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding our directors and executive officers as of the date of this Annual Report on Form 10-K

Name	Age	Position
Sandro Piancone	55	Chief Executive Officer, President, Treasurer, Secretary, and Director
Neville Pearson	79	Chief Financial Officer
Jorge Olson	51	Chief Marketing Officer, Executive Vice President & Director
Jerry Halamuda	73	Independent Director

Sandro Piancone co-founded our Company and has served as our President and Chief Executive Officer, Treasurer, Secretary, and Director since inception. Mr. Piancone has served as the Chief Executive Officer of Primus Logistics, a cold storage company, since January 2018. He has also served as the Chief Executive Officer of UST Mexico, Inc, a Mexican tobacco company since November 2013. From January 2011 to December 2017, Mr. Piancone served as the Managing Director of Nery’s Logistics, Inc, a foodservice and food distributor company in Mexico.

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

Corporate Governance

Governance Structure

We have chosen to have a separate Chairman of the Board who is not our Chief Executive Officer. Our board of directors has made this decision based on their belief that an independent Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director. On October 26, 2023, our Chairman of the Board, Stuart Titus, resigned as a member of the board and as Chairman, and the role of Chairman is currently vacant as a result. There are also vacancies for two independent directors, in order that the Company can become fully compliant with Nasdaq’s corporate governance rules.

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

Independent Directors

Nasdaq's rules generally require that a majority of an issuer's board of directors must consist of independent directors. However, as we are “controlled company” within the meaning of Nasdaq’s rules, a majority of our board of directors do not have to be independent. Our board of directors currently consists of three (3) directors, Mr. Piancone, Mr. Olson, and Mr. Halamuda, and Mr. Halamuda is considered independent within the meaning of Nasdaq's rules.

Committees of the Board of Directors

Our board has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each with its own charter approved by the board. Previously, these committees consisted of three of our independent directors, Mr. Halamuda, Stuart Titus and Miki Stephens. However, Miki Stephens resigned as a member of the board on September 19, 2023, and Dr. Titus resigned as a member of the board on October 26, 2023, resulting in two vacancies in our board and each of the audit committee, compensation committee and nominating and corporate governance committee. Our board intends to fill the vacancies in our board and each of the committees within the next three months.

The committee charters have been filed as exhibits to the registration statement of which this prospectus is a part. Upon completion of this offering, we intend to make each committee's charter available on our website at https://hempaccoinc.com/.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Mr. Halamuda, who satisfies the "independence" requirements of Rule 10A-3 under the Exchange Act and Nasdaq's rules, currently serves on our audit committee, with Mr. Halamuda serving as the chairperson. Our board has determined that Mr. Halamuda qualifies as an "audit committee financial expert." The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

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

Compensation Committee

Mr. Halamuda, who satisfies the "independence" requirements of Rule 10C-1 under the Exchange Act and Nasdaq's rules, currently serves on our compensation committee, serving as the chairperson. The members of the compensation committee are and will be "outside directors" as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and "non-employee directors" within the meaning of Section 16 of the Exchange Act.

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

Nominating and Corporate Governance Committee

Mr. Halamuda, who satisfies the "independence" requirements of Nasdaq's rules, currently serves on our nominating and corporate governance committee, serving as the chairperson. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

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

Summary Compensation Table – Years Ended December 31, 2023, and 2022

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Summary Compensation Table

					Stock	Option	All Other
	Fiscal	Salary		Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	(1)		(2)	(3)	(4)	(5)	($)

Sandro Piancone	2022	$120,000	(6)	$-	$-	$-	$-	$120,000
Chief Executive Officer, President, Treasurer & Secretary	2023	$120,000	(6)	$-	$-	$-	$-	$120,000
Neville Pearson	2022	$20,000		$-	$-	$-	$-	$20,000
Chief Financial Officer (7)	2023	$60,000		$-	$-	$-	$-	$60,000
Jorge Olson	2022	$120,000	(8)	$-	$-	$-	$-	$120,000
Chief Marketing Officer & Executive Vice President	2023	$120,000	(8)	$-	$-	$-	$-	$120,000

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of common stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)

Includes salary and consulting fees earned by Mr. Piancone in the years indicated. We had previously entered into a consulting agreement with Mr. Piancone’s entity, which was replaced by an employment agreement with Mr. Piancone during 2022. Pursuant to both the consulting agreement and employment agreement, Mr. Piancone (or his entity, under the prior consulting agreement) was to be paid a base salary (or consulting fee under the prior consulting agreement) of $10,000/month. During the year ended December 31, 2022, we paid $92,000 of the $120,000 in cash, and accrued the balance of $28,000. During the year ended December 31, 2023, the full $120,000 was paid in cash, and we paid the prior accrued amount.

(7)

On January 20, 2022, we entered into an employment agreement with Mr. Pearson pursuant to which Mr. Pearson was to be paid a base salary of $5,000/month. During the year ended December 31, 2022, we paid $20,000 of Mr. Pearson’s salary in cash, and Mr. Pearson subsequently waived the balance of unpaid salary ($40,000) for 2022 as he was also compensated by the Company’s majority owner, Green Globe International, Inc. We paid Mr. Pearson $5,000/month in 2023.

(8)

Includes salary and consulting fees earned by Mr. Olson in the years indicated. We had previously entered into a consulting agreement with Mr. Olson’s entity, which was replaced by an employment agreement with Mr. Olson during 2022. Pursuant to both the consulting agreement and employment agreement, Mr. Olson (or his entity, under the prior consulting agreement) was to be paid a base salary (or consulting fee under the prior consulting agreement) of $10,000/month. During the years ended December 31, 2023 and 2022, we paid $120,000 in cash each year.

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

Outstanding Equity Awards at Fiscal Year-End

With the exception of the Directors Compensation plan of 2022 which was ratified by the Board of Directors and implemented in May 2024 (see Note 15 to the Financial Statements), no executive officer named above had any unexercised options, stock that has not vested, or equity incentive plan awards outstanding as of December 31, 2023, and 2022.

Director Compensation

Although the Board of Directors had approved a compensation program (as described below) for directors, no member of our board of directors received any compensation for his or her services as a director during the fiscal years ending December 31, 2023, and 2022. See Note 15 to the Financial Statements for additional information on this topic.

Effective March 1, 2022, we determined to begin compensating each of our directors as follows: (i) during the first year (September 2, 2022-September 1, 2023), no cash compensation will be paid; (ii) during the second year, the directors will be paid $12,000 for the year, prorated and paid monthly; (iii) during the third year, the directors will be paid $24,000 for the year, prorated and paid monthly; and (iv) each director shall receive common stock warrants to purchase 150,000 shares of our common stock at a $1.00/share strike price, which shall vest monthly over three years. See Note 15 to the Financial Statements for additional information concerning Directors’ compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS’ MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 12, 2024, for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other shareholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. The following table assumes that the underwriters have not exercised the over-allotment option.

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

The percentages below are calculated based on 3,453,875 shares of our common stock, and 0 shares of our preferred stock, issued and outstanding as of March 12, 2024 (on a post-split adjusted basis). We do not have any outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock within the next 60 days which are deemed beneficially owned by the holder thereof, which are required to be disclosed below. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, Hempacco Co., Inc., 9925 Airway Road, San Diego, CA, 92154.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Sandro Piancone (1)	Common Stock	1,934,332	(2)	53.4%

Jerry Halamuda (3)	Common Stock	1,939,332	(4)(5)	53.4%
Neville Pearson (7)	Common Stock	1,939,332	(4)(7)	53.4%
Jorge Olson(9)	Common Stock	-		-
All Officers and Directors as a Group	Common Stock	1,944,332	(10)	53.4%

(1)	CEO and Director of Hempacco; CEO and Director of our majority shareholder, Green Globe International, Inc.
(2)

Mr. Piancone does not directly own any shares of our common stock. However, he is one of the directors of our majority shareholder, Green Globe International, Inc. (the majority of its directors are also directors or officers of us), and he owns approximately 31% of Mexico Franchise Opportunities Fund LP, which is the holder of approximately 25% of the common stock and a majority of the Series C preferred stock of Green Globe International, Inc. Accordingly, Mr. Piancone may be deemed to be the beneficial owner of shares held in the name of Green Globe International, Inc. As of March 31, 2024, 1,934,332 post-split shares of our common stock were owned by Green Globe International, Inc.

(3)	Director of Hempacco; director of our majority shareholder, Green Globe International, Inc.
(4)

Mr. Halamuda and Neville Pearson are directors of our majority shareholder, Green Globe International, Inc., and therefore they share voting and dispositive power with respect to shares held in the name of Green Globe International, Inc., and may be deemed to be beneficial owners of shares held in the name of Green Globe International, Inc. As of March 31, 2024, 1,934,332 post-split shares of our common stock were owned by Green Globe International, Inc.

(5)

Includes 5,000 shares held in the name of the Halamuda Family Trust, which shares are deemed to be beneficially owned by Mr. Halamuda, as well as 1,934,332 post-split shares held by Green Globe International, Inc.

(6)	CFO of Hempacco; CFO and director of our majority shareholder, Green Globe International, Inc.
(7)	Includes 5,000 shares held jointly with his spouse, as well as 1,934,332 post-split shares held by Green Globe International, Inc.
(8)	CMO and Director; CMO of our majority shareholder, Green Globe International, Inc.
(9)

Mr. Olson is the CMO of our majority shareholder, Green Globe International, Inc., but he is not a director of it, he does not have or share voting or dispositive power with respect to shares held in the name of Green Globe International, Inc., and he beneficially owns no other shares of our stock.

(10)	Includes 1,934,332 post-split shares held by Green Globe International, Inc., 5,000 shares held in the name of the Halamuda Family Trust, and 5,000 shares held by Mr. Pearson with his spouse.

We do not currently have any arrangements which if consummated may result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of transactions during the fiscal years ending December 31, 2023 and 2022, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation" above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

As of December 31, 2023, and 2022, we owed $0 and $0, respectively, to UST Mexico, Inc. (“UST”), an entity controlled by our founder and CEO, Mr. Piancone, which manufactures tobacco cigarettes in Mexico, for consulting fees payable to UST for manufacturing, production, supplier management, and equipment maintenance services. As of December 31, 2023, and 2022, we were owed $0 and $0, respectively, by UST for products we sold to UST and for equipment parts provided to UST. The value of goods and services we provided to UST was $15,359 and $17,386 for the years ended December 31, 2023, and 2022, respectively, and the value of goods and services provided by UST to us was $481,253 and $192,181 for the years ended December 31, 2023, and 2022, respectively.

 As of December 31, 2023, UST owned 947,200,000 shares of common stock of Green Globe International, Inc., representing 1.74% of the issued and outstanding common stock of the parent company of Hempacco. UST is a related party by virtue of Sandro Piancone’s 25% interest in UST.

As of December 31, 2022, we owed $28,000 to Strategic Global Partners, Inc. (“SGP”) for services provided prior to September 1, 2022. Consulting expenses of $52,000 were recorded for the year ended December 31, 2022, at which time the consulting fee contract with SGP was terminated when Mr. Piancone became a salaried employee of the Company in accordance with the terms of his employment contract.

As of December 31, 2022, we owed $0 to Cube17, Inc. ("Cube"), Mr. Olson's entity, for consulting fees payable to the entity for Mr. Olson's sales, marketing, and other services to us prior to September 1, 2022. Consulting expenses to Cube of $80,000 were recorded for the year ended December 31, 2022, at which time the consulting fee contract with Cube 17, Inc. was terminated when Mr. Olson became a salaried employee of the company in accordance with the terms of his employment contract.

As of December 31, 2023, and 2022, we owed Primus Logistics, our landlord and an entity which is owned 90% by Mr. Piancone, $112,600 and $5,163, respectively, for rent, inventory and product storage. As of December 31, 2023, and 2022, Primus Logistics had been paid $104,967 and $25,000, respectively, in advance for rent.

Lake Como is also owned and controlled by Mr. Piancone. This entity is used by us primarily as a sales company for our products, and it sometimes sells products it purchases from us. As of December 31, 2023, and 2022, we had receivables of $0 and $0, respectively, from Lake Como for sales of our products made by Lake Como.

During the months of September and October 2023, Sandro Piancone, the Company’s CEO made several cash advances to the Company totaling $135,000. On October 20, 2023, $14,000 was repaid to Mr. Piancone. As of December 31, 2023, $121,000 was owed to Mr. Piancone.

On or about March 1, 2022, the Company entered into a mutual line of credit agreement with its parent company, Green Globe International, Inc. The purpose is to facilitate short-term borrowing needs on an interest-free basis, with advances being subject to repayment within 90 days with a maximum of $500,000 allowed to be outstanding within any 90-day period. On December 1, 2022, the maximum amount was increased to $1,500,000 and on September 30, 2023 , increased to $1,800,000. During the year ended December 31, 2023, the Company loaned GGII a net amount of $70,208, and on December 31, 2023, applied $1,812,352 of accounts receivable towards the $2,500,000 note payable. As of December 31, 2023, the balance owed to the Company by GGII was $687,647.

On December 31, 2023, the Company signed a $2,500,000 one-year promissory note in favor of its parent company, Green Globe International, Inc. in connection with its acquisition of the 50% equity interest of Green Star Labs, Inc. On December 31, 2024, the note balance was reduced by the loan balance due from GGII, and the balance outstanding at December 31, 2023, was $640,897. Interest on the note is payable only on that portion of the note paid in cash.

As a result of the Green Star Labs, Inc. acquisition which resulted in it becoming a wholly owned subsidiary of Hempacco, any inter-company loans between the two entities are eliminated, and any previously created allowances for impairment have been reversed.

On or about March 18, 2022, the Company issued a promissory note to a related party for $50,000. The note carried an interest rate of 8% and matured on June 18, 2022. A series of extension amendments were signed, and the principal amount of the note was paid On August 1, 2023. Two further advances of $100,000 were made by the related party to the Company on October 13, 2023, and November 17, 2023, respectively. The first of these advances was repaid on October 25, 2023. As of December 31, 2023, $100,000 was owed to this party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accounting firm dbbmckennon, for each of our last two fiscal years for the categories of services indicated.

	Years Ended
	December 31,
Category	2023	2022
Audit Fees	$85,000	$81,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	63,482	49,068
Total	$148,482	$130,068

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

65

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

66

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

67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMPACCO CO., INC. (Registrant)

Date: August 9, 2024	By:	/s/ Sandro Piancone
Sandro Piancone
Chief Executive Officer

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Sandro Piancone	President and Chief Executive Officer	August 9, 2024
Sandro Piancone	(Principal Executive Officer)

/s/ Neville Pearson	Chief Financial Officer	August 9, 2024
Neville Pearson	(Principal Financial and Accounting Officer)

/s/ Jerry Halamuda	Director	August 9, 2024
Jerry Halamuda

/s/ Jorge Olson	Director	August 9, 2024
Jorge Olson

68